Form 10-Q
period 2011-06-30
AlphaPoint Technology, Inc.
filed 2011-08-12
CIK 1473654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 333-173028

AlphaPoint Technology, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-3748249 (IRS Employer Identification No.)

5245 Office Park Blvd, Suite 102

Bradenton, FL  34203

(Address of principal executive offices) (Zip Code)

(941) 896-7848

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of August 5, 2011, the Company had 50,400,000 shares of Common Stock outstanding.

ALPHAPOINT TECHNOLOGY, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4. Controls and Procedures	18

PART II – OTHER INFORMATION

Item 6. Exhibits	18

Signatures	18

PART I

ITEM 1.  FINANCIAL STATEMENTS

AlphaPoint Technology, Inc.

Balance Sheet

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$4,993	$4,366
Accounts receivable	41,101	54,705
Total current assets	46,094	59,071

Software development costs, net of accumulated amortization of $79,875 and $60,978, respectively	100,289	119,186
Security deposits	1,000	1,000

Total Assets	$147,383	$179,257

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$33,376	$22,288
Deferred revenue	83,939	85,955
Related party payables	777,586	716,556
Total current liabilities	894,901	824,799

Stockholders' Equity
Common Stock, 100,000,000 shares authorized, $0.01 par value, 50,400,000 shares issued and outstanding at June 30,2011 and 48,400,000 shares issued and outstanding at December 31, 2010	504,000	484,000
Additional paid-in capital	(473,000)	(454,000)
Accumulated Deficit	(778,518)	(675,542)
Total stockholders' equity	(747,518)	(645,542)

Total Liabilities and Stockholders' Equity	$147,383	$179,257

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Statement of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Contract revenue	$23,470	$5,000	$46,267	$8,333

Operating expenses:
Marketing and sales	10,654	23,184	20,666	60,789
Compensation	10,200	7,500	46,700	17,748
Professional fees	4,248	1,870	7,898	15,684
General and administrative	6,430	7,942	14,164	16,260
Research and development	5,570	2,801	31,830	39,725
Depreciation and amortization	9,140	9,140	18,897	18,897
Total operating expenses	46,242	52,436	140,155	169,102

Net loss for operations	(22,772)	(47,436)	(93,888)	(160,769)

Other income (expenses)
Interest expenses	(4,670)	(3,545)	(9,088)	(7,090)
Income taxes	—	—	—	—
Net loss	$(27,442)	$(50,980)	$(102,976)	$(167,858)

Earnings (loss) per share, Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding primary and dilutive	50,400,000	48,400,000	50,039,344	48,400,000

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Statement of Stockholders' Equity

	Common Stock		Additional		Stock
		Par Value	Paid in	Accumulated	Holders’
	Shares	$ 0.01	Capital	Deficit	Equity

Balance December 31, 2008

Sale of stock	3,000,000	30,000	—	—	30,000

Net loss				(11,477)	(11,477)

Balance December 31, 2010	3,000,000	$30,000	$—	$(11,477)	$18,523

Founders stock issued	45,400,000	454,000	(454,000)	—	—

Net loss				(193,424)	(193,424)

Balance December 31, 2010	8,400,000	$484,000	$(454,000)	$(204,901)	$(174,901)

Net loss restatement				(470,641)	(470,641)

Balance December 31, 2010 (Restated)	48,400,000	$484,000	$(454,000)	$(675,542)	$(645,542)

Sale of stock	2,000,000	20,000	(19,000)	—	1,000

Net loss (unaudited)				(102,976)	(102,976)

Balance June 30, 2011	50,400,000	$504,000	$(473,000)	$(778,518)	$(747,518)

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Statement of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2011	2010

Cash Flows from Operating Activities:
Net (loss) income	$(102,976)	$(167,858)
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	18,897	18,897
Changes in assets and liabilities:
Accounts receivable	13,604	—
Accounts payable and accrued expenses	11,088	8,724
Deferred revenue	(2,016)	53,263
Net Cash (Used) Provided by Operating Activities	(61,403)	(86,974)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	1,000	—
Net (loans to) repayment of stockholder loans	61,030	86,848
Net Cash (Used) Provided by Financing Activities	62,030	86,848

Net decrease in Cash	627	(126)

Cash at beginning of period	4,366	981

Cash at end of period	$4,993	$855

Supplemental cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Notes to the Financial Statements

Three and Six Months Ended June 30, 2011 and 2010

(Unaudited)

1.    Nature of Operations and Significant Accounting Policies

Nature of Operations

AlphaPoint Technology, Inc. (the “Company”) was incorporated in the State of Delaware on November 13, 2008. AlphaPoint was founded on the belief that challenges exist in implementing a comprehensive Information Technology Asset Management (“ITAM”) solution within infrastructure that supports the delivery of IT services within an organization. Our solutions focus around a mix of professional service offerings and our proprietary patent-pending software, AssetCentral, is a multi-tier web-based enterprise application that uses a SQL database for storage, on-demand content generation, hyper-linking and Cascading Style Sheets (CSS) to create a highly customizable tool for managing IT assets.

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.  In the opinion of management, these financial statements include all adjustments necessary in order to make them not misleading.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month periods ended June 30, 2011 and 2010; (b) the financial position at June 30, 2011; and (c) cash flows for the six month periods ended June 30, 2011 and 2010, have been made.

Use of Estimates

The Financial Statements have been prepared in conformity with U.S. GAAP, which requires using management’s best estimates and judgments where appropriate.  These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period.  Actual results could differ materially from these good faith estimates and judgments.

Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

•

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2011 and 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of June 30June 30, 2011 and 2010 the fair values of the Company’s financial instruments approximate their historical carrying amount.

Cash and Cash Equivalents

Cash and cash equivalents includes all cash deposits and highly liquid financial instruments with a maturity of three months or less.

Accounts Receivable, Credit

Accounts receivable consist of amounts due for the delivery of AssetCentral sales and service offerings to customers.  An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends.  Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary.   Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables.

Our sales offerings are customer specific, based on the number of assets to be input into our tracking software, based on contract. Generally, our installation projects are short term.  Our invoicing and credit terms are standard, with a negotiated amount as a down payment, generally 33-50%, to be received by the installation date, balance payable within 30 days.  The significance of our requested down payment is weighted in our revenue recognition considerations, as is our contracts.  We do not have a long history of sales and therefore consider creditworthiness of our customer in our revenue recognition (when collections are reasonably assured).  We have not experienced any bad debts or allowances on our contracted pricings.

Our projects are of short term duration; therefore, upon the signed contract and the receipt of the down payment, our projects are completed, generally within a business week.  Our contract is invoiced completely at completion.  We base our down payment requests on a customer by customer basis.   Our projects have ranged from $20,000 to approximately $55,000.  Payment terms are negotiated and agreed by the President.  We may extend credit on the full contract, depending on the customer

Software Development Costs

The Company accounts for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, Research and Development, FASB ASC 350-40, Internal-Use Software, FASB 985-20, Costs of Computer Software to be Sold, Leased, or Marketed and FASB ASC 350-50, Website Development Costs.

•

Costs incurred during the period of planning and design, prior to the period determining technological feasibility, for all software developed for use internal and external, has been charged to operations in the period incurred as research and development costs.  Additionally, costs incurred after determination of readiness for market have been expensed as research and development.

•

The Company has capitalized certain costs in the development of our proprietary software (computer software to be sold, leased or licensed) for the period after technological feasibility was determined and prior to our marketing and initial sales;

•	Website development costs have been capitalized, under the same criteria as our marketed software.

Capitalized software costs are stated at cost.  The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over three to five years.

Amortization is computed on a straight line basis, which should approximate a per unit method over the total estimated units projected for sale (estimated program life is approximately five years).   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at June 30, 2011.

Long-lived assets and intangible property:

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  The Company did not recognize any impairment losses for any periods presented.

Share-based payments

Share-based payments to employees, including grants of employee stock options are recognized as compensation expense in the financial statements based on their fair values, in accordance with FASB ASC Topic 718. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented. The company may issue shares as compensation in the future periods for employee services.

The Company may issue restricted stock to consultants for various services.  Cost for these transactions will be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is to be measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete. The company has issue shares as compensation in the future period for services associated with the registration of the common shares.

Revenue recognition

Our revenue is derived from multiple element arrangements, generally software, training, asset tagging and maintenance.  We recognize our revenue in accordance with FASB ASC 985-605, which requires establishment of vendor specific objective evidence (VSOE) for our software and our maintenance (post contract service or PCS).  We have limited sales history and therefore management has determined that we are unable, at the current time, to statistically support the establishment of VSOE for the fair value for certain elements of our offering arrangements.

Software sales are recorded as receivable and deferred when installed or delivered.  As of December 31, 2010 we had not sold our product without a maintenance component, nor had we sold our maintenance as a separate component.   The maintenance contract, which does not involve significant production, modification, or customization, is the only undelivered element at the time of installation or delivery.  Currently the entire fee (software, services and maintenance) is recognized ratably over the period during which the post contract service support (maintenance period) is expected to be performed.   The unrecognized portion for contracts is charged to deferred revenue and will be recognized in future periods, generally one year.

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $10,654, 20,666, 23,184 and $37,605 for the three and six months ended June 31, 2011 and 2010, respectively.  Advertising expenses are included in the Company’s operating expenses.

Research and Development

The Company expenses research and development costs when incurred.  Research and development costs include engineering, programmer costs and testing of product and outputs.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.  We spent $5,570, $2,801, $31,830 and $39,725 in research and development costs for the three and six month periods ended June 30, 2011 and 2010, respectively

Income taxes

Prior to December 31, 2010, the Company reported its earnings under the S-Corporation election and thereby all taxable income is passed-thru to the sole shareholder and is taxed at the shareholder’s ordinary tax rate.

The Company terminated the S-Corporation election.  As a result, earnings are taxed to the corporation when earned and are no longer passed through directly to the shareholders.  In addition, earnings will be taxed at the corporate tax rate which varies on a graduated basis between 15% and 35%.

The Company accounts for income taxes under FASB Codification Topic 740 which requires use of the liability method.  Topic 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.  A valuation allowance may be applied against the net deferred tax due to the uncertainty of its ultimate realization.

Any deferred tax asset is considered immaterial and has been fully offset by a valuation allowance because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has a history of net operating losses.

Earnings (loss) per share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income by the weighted average number of shares plus any potentially dilutive shares. The Company does not have any potentially dilutive instruments and, thus, anti-dilution issues are not applicable.

2.    Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has a history of losses, primarily due to its product development stage, resulting in an accumulated deficit.  The Company is dependent on financing from its majority shareholder and related parties to meet its current operating obligations. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to generate revenues from operations and to achieve a level of profitability. The Company intends on financing its future development activities, marketing plan and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.    Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

4.    Software Development Costs

The Company has capitalized certain costs associated with their process in developing software for internal and external use.  Software development costs consist of:

	June 30, 2011	December 31, 2010
Software Development costs:
Software: Asset Central	$157,719	$157,719
Website development costs	22,445	22,445
	180,164	180,164
Accumulated amortization	79,875	60,978
	$100,289	$119,186

Future amortization:
2011	$20,129	$39,026
2012	39,026	39,026
2013	39,026	39,026
2014	2,108	2,108
2015 and thereafter	—	—
	$100,288	$119,186

Amortization for the three and six months ended June 30, 2011 and 2010 were $9,140, $9,140, $18,897 and $18,897, respectively.

6.    Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

The Company has not recognized an income tax benefit for its operating losses generated since termination of their Subchapter S election, based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

Deferred tax assets resulted from the net operating losses generated by the Company. The Company provides for income taxes as follows:

	June 30,	June 30,
	2011	2010
Current provision
Income tax provision (benefit) at statutory rate	$(35,000)	$(57,100)
State income tax expense (benefit), net of federal benefit	(3,400)	(5,500)
subtotal	(38,400)	(62,600)
Valuation allowance	38,400	62,600
	$—	$—

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years.  As of December 31, 2010 the Company has no net operating loss carry forwards, as the Company was taxed under the provisions of Subchapter S, as previously disclosed.  The June 30, 2010Tax benefit and allowance are shown for comparative purposes only.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2008 (inception) through 2010.  The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the three months ended June 30, 2011 and 2010.

7.    Related Party Transactions

Loans from Shareholder

In support of the Company’s efforts and cash requirements, it is relying on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing.  Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.  Terms of the note have not been defined; however, the Company recognizes the nature of the financing and is accruing interest at the lowest legal interest rate, the Applicable Federal Rate, currently at 2.72% interest rate. Interest is accrued and charged to interest expense.

The following is a summary of the amounts outstanding:

	June 30,	December 31,
	2011	2010
Due to related parties:
Payable to Officer, majority shareholder	$152,436	$146,406
Payable to shareholder	343,150	290,150
Payable to affiliate company of shareholder	282,000	280,000
	$777,586	$716,556

The majority shareholder has pledged his support to fund continuing operations; however there is no written commitment to this effect.  The Company is dependent upon the continued support of these parties. We have made no repayments on these advanced funds during the six months ended June 30, 2011 and 2010.

The Company does not have employment contracts with its key employees, including the majority shareholder who is the Chief Executive Principle.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

8.    Equity

The total number of shares of capital stock which the Company shall have authority to issue is one hundred million (100,000,000) common shares with a par value of $0.01, of which 50,400,000 have been issued.  The Company intends to issue additional shares in an effort to raise capital to fund its operations.  Common shareholders will have one vote for each share held.

No holder of shares of stock of any class is entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

During the years ended December 31, 2008 and 2009, the Company issued 48,400,000 shares of common stock to its founders.

On January 31, 2011, the Company issued 2,000,000 shares of its common stock to two unrelated individuals for a total of $1,000.

There are no preferred shares authorized or outstanding.  There have been no warrants or options issued or outstanding.

9.    Commitments

The Company has a rental agreement for its office facilities, which expires on October 31, 2011.  The lease calls for monthly payments of rent, currently at $1,391 per month, $16,692 annually plus the costs of utilities and maintenance to the facilities.

Future lease commitments are as follows:

For Year Ended December 31,
2011	$5,564
2012	—
2013	—
2014	—
2015 and thereafter	—
$5.564

Rent expense for the three and six months ended June 30, 2011 and 2010 for this facility was $4,173, $4,173, $8,346 and $8,346 respectively.  There were no other operating or capital leases outstanding, as of June 30, 2011.

10.    Contingencies

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

11.    Subsequent events

Management has evaluated subsequent events through August 11, 2011 and is not aware of any significant events that occurred subsequent to the balance sheet date of June 30, 2011 that would have a material impact on our financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This section of the prospectus includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions, or words that, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Our financial statements are stated in United States Dollars (USD or US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common shares” refer to the common shares in our capital stock.

Overview

We are a company, incorporated in the State of Delaware on November 13, 2008 as a for-profit company, and an established fiscal year of December 31.  Our auditor has issued a going concerned opinion. This means there is  doubt that we can continue as an on-going business unless we obtain additional capital through the sale of our common shares or other traditional financing, in order to meet our obligations.

From inception through 2009, our business operations consisted of the development of our software product, which included research and development, executing our business and marketing plan, and financing activities, in which to fund the operations.  We introduced our software and product offerings in late 2009.

RESULTS OF OPERATIONS

Three Month Period Ended June 30, 2011 and 2010

During the three month period ended June 30. 2011, we generated revenues in the amount of $23,470, compared to $5,000 for the three months ending June 30, 2010.  Our unrecognized revenue, deferred to future periods that our services (based on existing maintenance contracts) extend is $83,939 and $85,955 as of June 30, 2011 and December 31, 2010, respectively.

Operating expenses were $46,242 and $52,436 for the three months ended June 30, 2011 and 2010, respectively.  The decrease in the comparative expenses, in the amount of approximately $(6,194) was due to several expense categories:

•	Marketing expenses decreased significantly as we did not attend any trade shows during the three month period ended June 30, 2011.

•	Compensation and professional fees rose slightly due to the final push to register our shares.

•	Research and development is up by 50% as product refinements continue.

Interest expense increased slightly along with the loans to shareholders.

Net losses incurred in the periods presented have been primarily due a lack of revenue to offset operating costs.  The Company incurred net losses of $(27,442) and $(50,980) for the three months ended June 30, 2011 and 2010, respectively.  The decrease in the loss for the current period was due primarily from an increase in revenues.   We continue to close a number of sales and the amount of deferred revenue to be recognized ratably over the next year remains steady.

Six Month Period Ended June 30, 2011 and 2010

During the six month period ended June 30. 2011, we generated revenues in the amount of $46,267, compared to $3,333 for the six months ending June 30, 2010.  Our unrecognized revenue, deferred to future periods that our services (based on existing maintenance contracts) extend is $83,939 and $85,955 as of June 30, 2011 and December 31, 2010, respectively.

Operating expenses were $140,155 and $169,102 for the six month periods ended June 30, 2011 and 2010, respectively.  The decrease in the comparative expenses, in the amount of approximately $(28,946) was due to several expense categories:

•	Marketing expenses decreased significantly as we did not attend any trade shows during the six month period ended June 30, 2011.

•	Compensation rose significantly due to the final push to register our shares.

•	Research and development is down slightly.

Interest expense is up slightly along with our loans to shareholders

Net losses incurred in the periods presented have been primarily due a lack of revenue to offset operating costs.  The Company incurred net losses of $(102,976) and $(167,858) for the six month periods ended June 30, 2011 and 2010, respectively.  The decrease in the loss for the current period was due to an increase in revenues and a decrease in operating expenses.   We continue to close a number of sales and the amount of deferred revenue to be recognized ratably over the next year remains steady.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the financial statements we have an accumulated deficit from inception of $612,956 and have a negative cash flow from operations of $(61,403) for the six month period ended June 30, 2011. This raises doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and execution of its business plan.  Our independent auditor has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on executing our business plan, raise capital and generate revenues. See Note 2 of our financial statements.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We spent approximately $123,805 and $678 in research and development costs for the years ended December 31, 2010 and 2009, excluding costs which qualified for capitalization for the year 2009.

Our sales offerings are customer specific, based on contract.  Generally, our installation projects are short term.  Our invoicing and credit terms are standard, with a negotiated amount as a down payment, generally 33-50%, to be received by the installation date, balance payable within 30 days.  The significance of our requested down payment is weighted in our revenue recognition considerations, as is our contracts.  We do not have a long history of sales and therefore consider creditworthiness of our customer in our revenue recognition (when collections are reasonably assured).  We have not experienced any bad debts or allowances on our contracted pricings.

At June 30, 2011, the Company had $4,993 in cash resources to meet current obligations.  Management does not consider our current cash position sufficient to sustain our operations.   We estimate that our current available cash will satisfy approximately one month of our operating cash flow requirements. We have depended and continue to depend on monthly cash contributions from our majority shareholder, Gary Macleod, to meet any shortfall in meeting our obligations.  We expect to generate increasing revenue during the year, minimizing our need for support; however we will require capital to market our product and achieve our operating plan.    In the absence of generating revenue, we anticipate that over the next twelve months we will require cash contributions from Mr. Macleod or other related parties.  However, there is no guarantee that these parties will make any contributions. We have not identified any other source of funding to meet the shortfall; thus, without their support, we may go out of business.

Completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. Without adequate revenues, we may be unable to proceed with our plan of operations.  In the event we are not successful in reaching our revenue targets, additional funds may be required, and we would then not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we would incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our services to cover our operating expenses. Consequently, there is substantial doubt about the Company’s ability to continue to operate as a going concern.

To date, the Company has managed to keep our monthly cash flow requirement low, primarily due to the fact that our sole officer does not draw a salary at this time.

Management believes that actions presently being taken to obtain additional funding and execution of its strategic plans provide the opportunity for the Company to continue as a going concern.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. Our Board of Directors is comprised of one individual who is also our executive officer. Our executive officer makes decisions on all significant corporate matters such as the approval of terms of the compensation of our executive officer and the oversight of the accounting functions.

Although the Company has adopted a Code of Ethics and Business Conduct the Company has not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange, the Company is not required to do so. The Company has not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently do not have any independent directors. If we expand our board membership in future periods to include additional independent directors, the Company may seek to establish an audit and other committees of our board of directors. It is possible that if our Board of Directors included independent directors and if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

RECENT ACCOUNTING PRONOUNCEMENTS

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the audited financial statement for the year ended December 31, 2010, included with our Form S-1 as amended.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

MANAGEMENT CONSIDERATION OF ALTERNATIVE BUSINESS STRATEGIES

In order to continue to protect and increase shareholder value management believes that it may, from time to time, consider alternative management strategies to create value for the company or additional revenues.  Strategies to be reviewed may include acquisitions, roll-ups, strategic alliances, joint ventures on large projects, and/or mergers.

Management will only consider these options where it believes the result would be to increase shareholder value while continuing the viability of the company.

INFLATION

The effect of inflation on our revenues and operating results has not been significant.

CRITICAL ACCOUNTING POLICIES

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 3 of the notes to our financial statements for the year ended December 31, 2010. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SOFTWARE DEVELOPMENT COSTS - The Company accounts for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, Research and Development, FASB ASC 350-40, Internal-Use Software, FASB 985-20, Costs of Computer Software to be Sold, Leased, or Marketed and FASB ASC 350-50, Website Development Costs.

•

Costs incurred during the period of planning and design, prior to the period determining technological feasibility, for all software developed for use internal and external, has been charged to operations in the period incurred as research and development costs.  Additionally, costs incurred after determination of readiness for market have been expensed as research and development.

•

The Company has capitalized certain costs in the development of our proprietary software (computer software to be sold, leased or licensed) for the period after technological feasibility was determined and prior to our marketing and initial sales;

•	Website development costs have been capitalized, under the same criteria as our marketed software.

Capitalized software costs are stated at cost.  The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over three to five years.  Amortization is computed on a straight line basis, which should approximate a per unit method over the total estimated units projected for sale (estimated program life is approximately five years).  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at June 30, 2011.

REVENUE RECOGNITION – Our revenue is derived from multiple element arrangements, generally software, training, asset tagging and maintenance.  We recognize our revenue in accordance with FASB ASC 985-605, which requires establishment of vendor specific objective evidence (VSOE) for our software and our maintenance (post contract service or PCS).  We have limited sales history and therefore management has determined that we are unable, at the current time, to statistically support the establishment of VSOE for the fair value for certain elements of our offering arrangements.

Software sales are recorded as receivable when installed or delivered.  As of December 31, 2010 we had not sold our product without a maintenance component, nor had we sold our maintenance as a separate component.   The maintenance contract, which does not involve significant production, modification, or customization, is the only undelivered element at the time of installation or delivery.  Currently, the entire fee (software, services and maintenance) is recognized ratably over the period during which the post contract service support (maintenance period) is expected to be performed.   The unrecognized portion for contracts is charged to deferred revenue and will be recognized in future periods, generally one year.

RESEARCH AND DEVELOPMENT EXPENSES - The Company expenses research and development costs when incurred.  Research and development costs include engineering and testing of product and outputs.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.  We spent $123,805 and $678 in research and development costs for the years 2010 and 2009, respectively.

EARNINGS (LOSS) PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common share equivalents.  Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock.  In periods in which a net loss has been incurred, all potentially dilutive common share equivalents are considered anti-dilutive and thus are excluded from the calculation. At June 30, 2011 and December 31, 2010 the Company did not have any potentially dilutive common share equivalents.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to management and to the board of directors regarding the preparation and fair presentation of published financial statements.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Corporation; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of June 30, 2011, the Corporation’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the period ended June 30, 2011.  Management concluded that there has been no change in our internal control over financial reporting during the period ended June 30, 2011, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

(b)  Exhibits:

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Accounting Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principle Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* To be furnished by amendment

SIGNATURE

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHAPOINT TECHNOLOGY, INC.

By	/s/ Gary Macleod
Gary Macleod
Chief Executive Officer and Principal Accounting Officer

DATED:  August 12, 2011