Form 10-Q/A
period 2011-06-30
AlphaPoint Technology, Inc.
filed 2011-09-08
CIK 1473654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Amendment No. 1

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

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of August 5, 2011, the Company had 50,400,000 shares of Common Stock outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 is to correct typographical errors that resulted from incorrect rounding of numbers in the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 12, 2011. Additionally, the Notes to the Financial Statements have been correctly sequenced.

The typographical rounding errors appeared in the Statement of Operations on page 4 and have been corrected as follows:

•	General and administrative expenses:
○ For the Three Months Ended June 30, 2010 corrected from $7,942 to $7,940.
○ For the Six Months Ended June 30, 2010 corrected from $16,260 to $16,258.

•	Total operating expenses:
○ For the Three Months Ended June 30, 2010 corrected from $52,436 to $52,435.
○ For the Six Months Ended June 30, 2010 corrected from $169,102 to $169,101.

•	Net loss for operations:
○ For the Three Months Ended June 30, 2010 corrected from $(47,436) to $(47,435).
○ For the Six Months Ended June 30, 2010 corrected from $(160,769) to $(160,768).

The typographical errors appeared in ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS under the heading RESULTS OF OPERATIONS on page 14 and have been corrected as follows:

•	Under the caption Three Month Period Ended June 30, 2011 and 2010 :

“Operating expenses were $46,242 and $52,435 for the three months ended June 30, 2011 and 2010, respectively. The decrease in the comparative expenses, in the amount of approximately $(6,193) was due to several expense categories:”

•	Under the caption Six Month Period Ended June 30, 2011 and 2010 :

“During the six month period ended June 30. 2011, we generated revenues in the amount of $46,267, compared to $8,333 for the six months ending June 30, 2010.”

“Operating expenses were $140,155 and $169,101 for the six month periods ended June 30, 2011 and 2010, respectively. The decrease in the comparative expenses, in the amount of approximately $(28,946) was due to several expense categories:”

This Amendment No. 1 also submits Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files relating to this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.

ALPHAPOINT TECHNOLOGY, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4. Controls and Procedures	18

PART II – OTHER INFORMATION

Item 6. Exhibits	18

Signatures	19

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

AlphaPoint Technology, Inc.

Statement of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Contract revenue	$23,470	$5,000	$46,267	$8,333

Operating expenses:
Marketing and sales	10,654	23,184	20,666	60,789
Compensation	10,200	7,500	46,700	17,748
Professional fees	4,248	1,870	7,898	15,684
General and administrative	6,430	7,940	14,164	16,258
Research and development	5,570	2,801	31,830	39,725
Depreciation and amortization	9,140	9,140	18,897	18,897
Total operating expenses	46,242	52,435	140,155	169,101

Net loss for operations	(22,772)	(47,435)	(93,888)	(160,768)

Other income (expenses)
Interest expenses	(4,670)	(3,545)	(9,088)	(7,090)
Income taxes	—	—	—	—
Net loss	$(27,442)	$(50,980)	$(102,976)	$(167,858)

Earnings (loss) per share, Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding primary and dilutive	50,400,000	48,400,000	50,039,344	48,400,000

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Statement of Stockholders' Equity

	Common Stock		Additional		Stock
		Par Value	Paid in	Accumulated	Holders’
	Shares	$ 0.01	Capital	Deficit	Equity

Balance December 31, 2008

Sale of stock	3,000,000	30,000	—	—	30,000

Net loss				(11,477)	(11,477)

Balance December 31, 2010	3,000,000	$30,000	$—	$(11,477)	$18,523

Founders stock issued	45,400,000	454,000	(454,000)	—	—

Net loss				(193,424)	(193,424)

Balance December 31, 2010	8,400,000	$484,000	$(454,000)	$(204,901)	$(174,901)

Net loss restatement				(470,641)	(470,641)

Balance December 31, 2010 (Restated)	48,400,000	$484,000	$(454,000)	$(675,542)	$(645,542)

Sale of stock	2,000,000	20,000	(19,000)	—	1,000

Net loss (unaudited)				(102,976)	(102,976)

Balance June 30, 2011	50,400,000	$504,000	$(473,000)	$(778,518)	$(747,518)

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

5.    Income Taxes

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

6.    Related Party Transactions

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

7.    Equity

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

8.    Commitments

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

9.    Contingencies

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

10.    Subsequent events

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

Operating expenses were $46,242 and $52,435 for the three months ended June 30, 2011 and 2010, respectively.  The decrease in the comparative expenses, in the amount of approximately $(6,193) was due to several expense categories:

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

Six Month Period Ended June 30, 2011 and 2010

During the six month period ended June 30. 2011, we generated revenues in the amount of $46,267, compared to $8,333 for the six months ending June 30, 2010.  Our unrecognized revenue, deferred to future periods that our services (based on existing maintenance contracts) extend is $83,939 and $85,955 as of June 30, 2011 and December 31, 2010, respectively.

Operating expenses were $140,155 and $169,101 for the six month periods ended June 30, 2011 and 2010, respectively.  The decrease in the comparative expenses, in the amount of approximately $(28,946) was due to several expense categories:

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

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

(b)  Exhibits:

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Accounting Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principle Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data Files of Financial Statements and Notes.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHAPOINT TECHNOLOGY, INC.

By	/s/ Gary Macleod
Gary Macleod
Chief Executive Officer and Principal Accounting Officer

DATED:  September 8, 2011