Form 10-Q
period 2011-09-30
AlphaPoint Technology, Inc.
filed 2011-11-14
CIK 1473654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 7, 2011, the Company had 50,965,000 shares of Common Stock outstanding.

ALPHAPOINT TECHNOLOGY, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4. Controls and Procedures	18

PART II – OTHER INFORMATION

Item 6. Exhibits	18

Signatures	19

PART I

ITEM 1.  FINANCIAL STATEMENTS

AlphaPoint Technology, Inc.

Balance Sheet

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$21,414	$4,366
Accounts receivable	52,931	54,705
Total current assets	74,345	59,071

Software development costs, net of accumulated amortization of $89,631 and $60,978, respectively	90,533	119,186
Security deposits	1,000	1,000

Total Assets	$165,878	$179,257

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$34,102	$22,288
Deferred revenue	66,615	85,955
Related party payables	789,586	716,556
Total current liabilities	890,303	824,799

Stockholders' Equity
Common Stock, 100,000,000 shares authorized, $0.01 par value, 50,965,000 shares issued and outstanding at September 30,2011 and 48,400,000 shares issued and outstanding at December 31, 2010	509,650	484,000
Additional paid-in capital	(422,150)	(454,000)
Accumulated Deficit	(811,925)	(675,542)
Total stockholders' equity	(724,425)	(645,542)

Total Liabilities and Stockholders' Equity	$165,878	$179,257

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Statement of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Contract revenue	$35,494	$16,311	$81,761	$24,644

Operating expenses:
Marketing and sales	6,000	63,051	26,666	123,840
Compensation	10,550	7,500	57,250	25,248
Professional fees	12,022	8,000	19,920	23,684
General and administrative	23,887	25,089	38,051	41,347
Research and development	5,960	70,507	37,790	110,232
Depreciation and amortization	9,756	9,757	28,653	28,654
Total operating expenses	68,175	183,904	208,330	353,005

Net loss for operations	(32,681)	(167,593)	(126,569)	(328,361)

Other income (expenses)
Interest expenses	(726)	(1,758)	(9,814)	(8,848)
Income taxes	—	—	—	—
Net loss	$(33,407)	$(169,351)	$(136,383)	$(337,209)

Earnings (loss) per share, Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding primary and dilutive	50,550,055	48,400,000	50,474,617	48,400,000

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Statement of Stockholders' Equity

	Common Stock		Additional		Stock
		Par Value	Paid in	Accumulated	Holders’
	Shares	$ 0.01	Capital	Deficit	Equity

Balance November 13, 2008

Sale of stock	3,000,000	30,000	—	—	30,000

Net loss				(11,477)	(11,477)

Balance December 31, 2008	3,000,000	$30,000	$—	$(11,477)	$18,523

Founders stock issued	45,400,000	454,000	(454,000)	—	—

Net loss				(193,424)	(193,424)

Balance December 31, 2009	48,400,000	$484,000	$(454,000)	$(204,901)	$(174,901)

Net loss (restated)				(470,641)	(470,641)

Balance December 31, 2010 (Restated)	48,400,000	$484,000	$(454,000)	$(675,542)	$(645,542)

Stock for services	2,000,000	20,000	(19,000)	—	1,000

Sale of stock	565,000	5,650	50,850	—	56,500

Net loss				(136,383)	(136,383)

Balance September 30, 2011	50,965,000	$509,650	$(422,150)	$(811,925)	$(724,425)

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Statement of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010

Cash Flows from Operating Activities:
Net (loss) income	$(136,383)	$(337,209)
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	28,653	28,654
Stock-based and non-cash compensation	1,000	—
Changes in assets and liabilities:
Accounts receivable	1,774	(54,705)
Accounts payable and accrued expenses	11,814	10,484
Deferred revenue	(19,340)	91,657
Net Cash (Used) Provided by Operating Activities	(112,482)	(261,119)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	56,500	—
Net (loans to) repayment of stockholder loans	73,030	260,145
Net Cash (Used) Provided by Financing Activities	129,530	260,145

Net decrease in Cash	17,048	(974)

Cash at beginning of period	4,366	981

Cash at end of period	$21,414	$7

Supplemental cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Notes to the Financial Statements

Three and nine months Ended September 30, 2011 and 2010

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine months ended September 30, 2011 and 2010; (b) the financial position at September 30, 2011; and (c) cash flows for the nine months ended September 30, 2011 and 2010, have been made.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2011 and 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of September 30, 2011 and 2010 the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Amortization is computed on a straight line basis, which should approximate a per unit method over the total estimated units projected for sale (estimated program life is approximately five years).   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at September 30, 2011.

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

The Company may issue restricted stock to consultants for various services.  Cost for these transactions will be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is to be measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete. The company may issue shares as compensation in the future period for services associated with the registration of the common shares.

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

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $6,000, $63,051, $26,666 and $123,840 for the three and nine months ended September 30, 2011 and 2010, respectively.  Advertising expenses are included in the Company’s operating expenses.

Research and Development

The Company expenses research and development costs when incurred.  Research and development costs include engineering, programmer costs and testing of product and outputs.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.  We spent $5,960, $70,507, $37,790 and $110,232 in research and development costs for the three and nine months ended September 30, 2011 and 2010, respectively

Income taxes

Prior to December 31, 2010, the Company reported its earnings under the S-Corporation election and thereby all taxable income is passed-thru to the sole shareholder and is taxed at the shareholder’s ordinary tax rate.

The Company terminated the S-Corporation election as of December 31, 2010.  As a result, earnings are taxed to the corporation when earned and are no longer passed through directly to the shareholders.  In addition, earnings will be taxed at the corporate tax rate which varies on a graduated basis between 15% and 35%.

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

4.    Software Development Costs

The Company has capitalized certain costs associated with their process in developing software for internal and external use.  Software development costs consist of:

	September 30, 2011	December 31, 2010
Software Development costs:
Software: Asset Central	$157,719	$157,719
Website development costs	22,445	22,445
	180,164	180,164
Accumulated amortization	89,631	60,978
	$90,533	$119,186

Future amortization:
2011	$10,373	$39,026
2012	37,155	39,026
2013	30,927	39,026
2014	12,078	2,108
2015 and thereafter	—	—
	$90,533	$119,186

Amortization for the three and nine months ended September 30, 2011 and 2010 were $9,756, $9,757, $28,653 and $28,654, respectively.

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

Deferred tax assets resulted from the net operating losses generated by the Company. The Company provides for income taxes as follows:

	September 30,	September 30,
	2011	2010
Current provision
Income tax provision (benefit) at statutory rate	$(46,000)	$(111,300)
State income tax expense (benefit), net of federal benefit	(4,500)	(10,800)
subtotal	(50,500)	(122,100)
Valuation allowance	50,500	122,100
	$—	$—

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years.   As of December 31, 2010 the Company had no net operating loss carry forwards, as the Company was taxed under the provisions of Subchapter S, as previously disclosed.  The September 30, 2010 tax benefit and allowance are shown for comparative purposes only.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2008 (inception) through 2010.  The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the three months ended September 30, 2011 and 2010.

6.    Related Party Transactions

Loans from Shareholder

In support of the Company’s efforts and cash requirements, it is relying on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing.  Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.  Terms of the note have not been defined; however, the Company recognizes the nature of the financing and is accruing interest at the lowest legal interest rate, the Applicable Federal Rate, currently at 1.63% interest rate. Interest is accrued and charged to interest expense.

The following is a summary of the amounts outstanding:

	September 30,	December 31,
	2011	2010
Due to related parties:
Payable to Officer, majority shareholder	$154,436	$146,406
Payable to shareholder	353,150	290,150
Payable to affiliate company of shareholder	282,000	280,000
	$789,586	$716,556

The majority shareholder has pledged his support to fund continuing operations; however there is no written commitment to this effect.  The Company is dependent upon the continued support of these parties. We have made no repayments on these advanced funds during the nine months ended September 30, 2011 and 2010.

The Company does not have employment contracts with its key employees, including the majority shareholder who is the Chief Executive Principle.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

7.    Equity

The total number of shares of capital stock which the Company shall have authority to issue is one hundred million (100,000,000) common shares with a par value of $0.01, of which 50,965,000 have been issued.  The Company intends to issue additional shares in an effort to raise capital to fund its operations.  Common shareholders will have one vote for each share held.

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

On January 31, 2011, the Company issued 2,000,000 shares of its common stock, to two unrelated individuals, for total $1,000.

During August and September 2011, the Company sold 565,000 shares at $0.10 in response to their S-1 offering.  The Company collected $56,500 in August and September from the stock sales.

There are no preferred shares authorized or outstanding.  There have been no warrants or options issued or outstanding.

8.    Commitments

The Company has a rental agreement for its office facilities, which expires on October 31, 2011.  The lease calls for monthly payments of rent, currently at $1,391 per month, $16,692 annually plus the costs of utilities and maintenance to the facilities.

Future lease commitments are as follows:

For Year Ended December 31,
2011	$1,391
2012	—
2013	—
2014	—
2015 and thereafter	—
$1,391

Rent expense for the three and nine months ended September 30, 2011 and 2010 for this facility was $4,173, $6,930, $12,519 and $15,319 respectively.  There were no other operating or capital leases outstanding, as of September 30, 2011.

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

10.    Subsequent events

Management has evaluated subsequent events through November 7, 2011 and is not aware of any significant events that occurred subsequent to the balance sheet date of September 30, 2011 that would have a material impact on our financial statements.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 and 2010

During the three months ended September 30. 2011, we generated revenues in the amount of $35,494, compared to $16,311 for the three months ending September 30, 2010.  Our unrecognized revenue, deferred to future periods that our services (based on existing maintenance contracts) extend is $66,615 and $85,955 as of September 30, 2011 and December 31, 2010, respectively.  Revenues increased due to the amortization of an increasing number of contracts.  The Company has recorded repeat business from existing customers and annual maintenance contracts.

Operating expenses were $68,175 and $183,904 for the three months ended September 30, 2011 and 2010, respectively.  The decrease in the comparative expenses, in the amount of approximately $(6,194) was due to several expense categories:

•	Marketing expenses decreased significantly as we did not attend any trade shows during this year.

•	Compensation and professional fees rose slightly due to the final push to register our shares.

•	Research and development is down by $65,000 for the quarter since the product needs only minor refinements.

Net losses incurred in the periods presented have been primarily due revenues not reaching the break even point yet.  The Company incurred net losses of $(33,407) and $(169,351) for the three months ended September 30, 2011 and 2010, respectively.  The decrease in the loss for the current period was due in part from an increase in revenues and in part by a reduction in operating costs.   We continue to close a number of sales and the amount of deferred revenue to be recognized ratably over the next year remains steady.

Nine Months Ended September 30, 2011 and 2010

During the nine months ended September 30. 2011, we generated revenues in the amount of $81,761, compared to $24,644 for the nine months ending September 30, 2010.  Our unrecognized revenue, deferred to future periods that our services (based on existing maintenance contracts) extend is $66,615 and $85,955 as of September 30, 2011 and December 31, 2010, respectively.  Revenues increased due to an increasing number of contract amortizing into income.  The Company has recorded repeat business from existing customers and annual maintenance contracts.

Operating expenses were $208,330 and $353,005 for the nine months ended September 30, 2011 and 2010, respectively.  The decrease in the comparative expenses, in the amount of $(144,675) was due to several expense categories:

•	Marketing expenses decreased significantly as we did not attend any trade shows during the current year.

•	Compensation rose significantly due to administrative costs to register our shares.

•	Research and development is down significantly due to the fact that our product is up and running well. Only minor refinements are necessary now.

Interest expense is up slightly along with our loans to shareholders.

Net losses incurred in the periods presented have been primarily due start-up and administrative costs.  The Company incurred net losses of $(136,383) and $(337,209) for the nine months ended September 30, 2011 and 2010, respectively.  The decrease in the loss for the current period was due to an increase in revenues and a decrease in operating expenses.   We continue to close a number of sales and the amount of deferred revenue to be recognized ratably over the next year remains steady.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the financial statements we have an accumulated deficit from inception of $811,925 and have a negative cash flow from operations of $(112,482) for the nine months ended September 30, 2011. This raises doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and execution of its business plan.  Our independent auditor has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on executing our business plan, raise capital and generate revenues. See Note 2 of our financial statements.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

At September 30, 2011, the Company had $21,414 in cash resources to meet current obligations.  Management does not consider our current cash position sufficient to sustain our operations.   We estimate that our current available cash will satisfy approximately one month of our operating cash flow requirements. We have depended and continue to depend on monthly cash contributions from our majority shareholder, Gary Macleod, to meet any shortfall in meeting our obligations.  We expect to generate increasing revenue during rest of the year, minimizing our need for support; however we will require capital to market our product and achieve our operating plan.    In the absence of generating revenue, we anticipate that over the next twelve months we will require cash contributions from Mr. Macleod or other related parties and to sell more shares.  However, there is no guarantee that these parties will make any contributions or we will find a market for our stock. We have not identified any other source of funding to meet the shortfall; thus, without their support, we may go out of business.

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

Capitalized software costs are stated at cost.  The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over three to five years.  Amortization is computed on a straight line basis, which should approximate a per unit method over the total estimated units projected for sale (estimated program life is approximately five years).  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at September 30, 2011.

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

EARNINGS (LOSS) PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common share equivalents.  Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock.  In periods in which a net loss has been incurred, all potentially dilutive common share equivalents are considered anti-dilutive and thus are excluded from the calculation. At September 30, 2011 and December 31, 2010 the Company did not have any potentially dilutive common share equivalents.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of June 30, 2011, the Corporation’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the period ended September 30, 2011.  Management concluded that there has been no change in our internal control over financial reporting during the period ended September 30, 2011, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

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

DATED:  November 14, 2011