Form 10-K
period 2011-12-31
AlphaPoint Technology, Inc.
filed 2012-03-30
CIK 1473654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File  333-173028

AlphaPoint Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-3748249
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6371 Business Blvd. Suite 200 Sarasota, FL	34240
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (941) 896-7848

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value of $0.01

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes   ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes   ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☑ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes    ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2011:   $13,976,000

Number of the issuer’s Common Stock outstanding as of February 14, 2012:   50,965,000

Documents incorporated by reference: None.

- ii -

ALPHA POINT TECHNOLOGIES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

TABLE OF CONTENTS

		Page
PART I

Item 1.	Business	1
Item 1A	Risk Factors	1
Item 1B	Unresolved Staff Comments	2
Item 2.	Properties	2
Item 3.	Legal Proceedings	2
Item 4.	Mine Safety Disclosures	2

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities	2
Item 6.	Selected Financial Data	3
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	8
Item 8.	Financial Statements and Supplementary Data	8
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	9
Item 9A.	Controls and Procedures	9
Item 9B.	Other Information	9

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant	10
Item 11.	Executive Compensation	13
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	16
Item 13.	Certain Relationships and Related Transactions and Director Independence	17
Item 14.	Principal Accountant Fees and Services	17

PART IV

Item 15.	Exhibits and Financial Statement Schedules	18

Signatures		19

EX-31.1	Rule 13a-14(a) Certification of Principal Executive Officer

EX-31.2	Rule 13a-14(a) Certification of Principal Financial and Accounting Officer

EX-32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

- iii -

PART I

ITEM 1. BUSINESS

Background Information

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

Business Operations

AlphaPoint Technology, Inc. developed AssetCentral, a unique patent pending (#121761,861) Visual Modeling IT Asset Management software solution that enables data centers and IT infrastructure managers to accurately count, track, manage, and report all physical IT assets, their location, and respective information via any web browser. AssetCentral creates a new dimension to the operational IT Asset management process that eliminates wasted time and resources. We believe our proprietary solution adds significant value in any enterprise to create the ultimate baseline or hub for managing any IT assets operationally as well as giving a comprehensive picture of the financial dynamics of IT spending, budgeting, and forecasting.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Limited Corporate History

Because we were incorporated on November 13, 2008 we have a limited operating history that can be used to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays that we may encounter because we are a small business. As a result, we may not be profitable and we may not be able to generate sufficient revenue to develop as we have planned. To address these risks the Company must, among other things, continue to attract investment capital, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to upgrade the AssetCentral Software. The Company’s Auditor’s have expressed a going concern qualification in their independent auditor’s report to the Company dated March 21, 2012 relating to the Company’s audited financial statements for the years ended December 31, 2011 and 2010.

Loss of Intellectual Property

The Company relies on a combination of patent, copyright, trademark, and trade secret laws and confidentiality procedures to protect its propriety rights. Others may independently develop similar proprietary information and techniques or gain access to the Company’s intellectual property rights or disclose such technology. The Company cannot assure that it will receive U.S. Patent and Trademark Office approval on its provisional patent application (# 12-761,861) for its software product, or that any patent or registered trademark owned by it will not be invalidated, circumvented or challenged in the U.S. or foreign countries or that the rights granted there under will provide competitive advantages to the Company or that any of the Company’s pending or future patent applications will be issued with the scope of the claims sought by the Company if at all. Furthermore, others may develop similar products, duplicate the Company’s products, or design around its patent. In addition, foreign intellectual property laws may not protect the Company’s intellectual property rights. Litigation may be necessary to enforce the Company’s patent and other intellectual property rights and to protect its trade secrets. Litigation could result in substantial costs and diversion of recourses which could harm the Company’s business and the Company could ultimately be unsuccessful in protecting its intellectual property rights. Further, the Company’s intellectual property protection controls across global operations may not be adequate to fully protect them from the theft or misappropriation of the Company’s intellectual property, which could adversely harm its business.

Limited resources

If we are unsuccessful at raising sufficient capital to fund the Company we may be forced to seek a buyer for our business or another entity to create a joint-venture with.

We are currently deficient of liquidity and capital resources and do not generate sufficient revenue to sustain our operations. We have minimal cash reserves and depend on monthly cash contributions from our majority shareholder, Mr. Gary Macleod, to meet our obligations. There are no written agreements for the Company to repay these cash contributions, and we do not believe written agreements are necessary due to the time and effort Mr. Macleod has invested in this venture. We expect to generate revenue during the year, minimizing our need for support from Mr. Macleod; however, we will require capital to market our product and achieve our operating plan. In the absence of generating revenue, we anticipate that over the next twelve months we will require approximately $185,000 in cash contributions from Mr. Macleod (based on our cash used in operations for 2011). However, there is no guarantee that Mr. Macleod will make any contributions or that operations will stay consistent. We have not identified any other source of funding to meet the shortfall other than Mr. Macleod; thus, without his support, we will likely go out of business.

Limited market for our Stock

The Company’s stock is listed and traded on the OTC Bulletin Board. The trading of securities on the OTC Bulletin Board is often sporadic and investors may have difficulty buying and selling our shares or obtaining market quotations for them, which may have a negative effect on the market price of our common stock. You may not be able to sell your shares at their purchase price or any price at all. Accordingly, you may have difficulty reselling any share you purchase from the selling security holders. We cannot guarantee that there will be a future market for our common stock.

Management Risks

Managing a small public company involves a high degree of risk. Few small public companies ever reach market stability and we will be subject to oversight from governing bodies and regulations that will be costly to meet.

While the Company is attempting to disclose all of the potential risks associated with an investment in the Company, there can be no assurance that all of the risks are visible to management.  Events occurring in the future may be additional risks to an investment in the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company does not own any property at this time.  The Company was renting office space in Bradenton, Florida until February 2012.  As of March 1, 2012, the Company has new offices in rented space in Sarasota, Florida under a year by year lease.

ITEM 3. LEGAL PROCEEDINGS

Current regulations and reporting requirements require the Company to disclose any legal proceedings that are ongoing and could have a material impact on the financial statements for the year ended December 31, 2011. We know of no active or pending legal proceedings against us, nor are we involved as a plaintiff in any active or pending legal proceedings that are material. There are no proceedings in which any of our directors, sole officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4. SAFTEY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS’ MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The Company’s common stock is listed on the Over the Counter Bulletin Board (“OTC: BB”) under the symbol “APPO”.   The Company received its “Notice of Effectiveness” on July 27, 2011.

The following table sets forth the high and low trade information for our common stock for each quarter for the current year. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

	High	Low
Fiscal Year 2011
First quarter ended March 31, 2011	$—	$—
Second quarter ended June 30, 2011	$—	$—
Third quarter ended September 30, 2011	$—	$—
Fourth quarter ended December 31, 2011	$—	$—

Approximate Number of Equity Security Holders

On February 28, 2012 the Company’s common stock had a closing price quotation of $1.00. As of February 28, 2012 there were approximately 34 certificate holders of record of the Company’s common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion and development of our business.

ITEM 6. SELECTED FINANCIAL DATA

We qualify as a smaller reporting company, as defined by Rule 229.10(f)(1), and therefore are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 7 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Our financial statements are stated in United States Dollars (USD or US $) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

General Business Overview:

We are a company, incorporated in the State of Delaware on November 13, 2008 as a for-profit company, and an established fiscal year of December 31.  Our auditor has issued a going concerned opinion. This means there is doubt that we can continue as an on-going business unless we obtain additional capital to meet our obligations, either through the sale of our common shares or other traditional financing.

From inception through 2009, our business operations consisted of the development of our software product, which included research and development, executing our business and marketing plan, and financing activities, in which to fund the operations.  We introduced our software and product offerings in late 2009.

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 3 of the notes to our financial statements for the year ended December 31, 2011. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

Capitalized software costs are stated at cost.  The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over three to five years.  Amortization is computed on a straight line basis, which should approximate a per unit method over the total estimated units projected for sale (estimated program life is approximately five years).  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at December 31, 2011.

Revenue Recognition - Our revenue is derived from multiple element arrangements, generally software, training, asset tagging and maintenance.  We recognize our revenue in accordance with FASB ASC 985-605, which requires establishment of vendor specific objective evidence (VSOE) for our software and our maintenance (post contract service or PCS).  We have limited sales history and therefore management has determined that we are unable, at the current time, to statistically support the establishment of VSOE for the fair value for certain elements of our offering arrangements.

Software sales are recorded as receivable when installed or delivered.  As of December 31, 2011 we had not sold our product without a maintenance component, nor had we sold our maintenance as a separate component.  The maintenance contract, which does not involve significant production, modification, or customization, is the only undelivered element at the time of installation or delivery.  Currently, the entire fee (software, services and maintenance) is recognized ratably over the period during which the post contract service support (maintenance period) is expected to be performed.  The unrecognized portion for contracts is charged to deferred revenue and will be recognized in future periods, generally one year.

Research And Development Expenses - The Company expenses research and development costs when incurred.  Research and development costs include engineering and testing of product and outputs.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.  We spent $45,793 and $123,805 (restated) in research and development costs for the years 2011 and 2010, respectively.

Earnings (Loss) Per Share - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common share equivalents.  Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock.  In periods in which a net loss has been incurred, all potentially dilutive common share equivalents are considered anti-dilutive and thus are excluded from the calculation. At December 31, 2011 and December 31, 2010 the Company did not have any potentially dilutive common share equivalents.

Results of Operations

For the years ended December 31, 2011 and 2010

Initial sales of our software product began in 2010. We have generated revenues from our software product and service offerings in the amount of $105,463 and $30,346 for the years ended December 31, 2011 and 2010, respectively. In 2010, our initial year of product sales, our billings were $116,301, of which $85,955 ($12,245 in 2011) was unrecognized revenue, deferred to future periods that our services (maintenance contracts) extend. In 2011our billings were $62,421, of which $30,668 was unrecognized revenue that has been deferred to future periods that our services (maintenance contracts) extend. The deferred revenue represents amounts that have been billed and collected and will be recognized as revenue over the next 12 months.  Our services include our product software (AssetCentral), training and installation, and maintenance contracts.

Operating expenses were $310,543 and $486,807 for the years ended December 31, 2011 and 2010, respectively.  The decrease in year over year expenses, in the amount of approximately $176,000 was due to several expense categories:

•	Marketing and sales expense decreased approximately $121,000, since we had brought our product to market in 2010 less marketing was needed in 2011;

•	Compensation increased approximately $26,000 as we incurred executive and administrative overhead costs in an effort to support our expanding business efforts;

•	Professional expenses decreased by approximately $17, 000 due to the costs incurred in 2010 to make the company publicly registered.

•

Research and development expenses decreased significantly primarily due to the classification and absorption of costs incurred in the development of our software that was finished in 2010. During 2010 expenses were incurred to finalize the product prior to its launch and since its launch in 2010 costs to improve the product have been expensed as incurred.  During the prior two years we had spent approximately $45,800 and $123,800 in research and development costs for the years 2011 and 2010, respectively.

Other expenses were $7,382 as compared to $14,179 for the years ended December 31, 2011 and 2010, respectively. The decrease was due to an increase in our related party debt and decrease in our variable interest rate (applicable federal rate).

Net losses incurred in the periods presented have been primarily due to operating costs.  The Company incurred net losses of $212,462 and $470,640 for the years ended December 31, 2011 and 2010, respectively.  The decrease in the year over year net loss was due in part by an increase in revenues but primarily from a decrease in general and administrative expenses, described above in the operating expense discussion, particularly marketing and development costs.  At this time, normal costs of public filing will continue and it is not known when significant revenues will occur to off-set these expenses.

We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a technology business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. (See “Risk Factors”). To become profitable and competitive, we must develop the business and marketing plan and execute the plan. Our management will attempt to secure financing through various means including borrowing and investment from institutions and private individuals.

Liquidity and Capital Resources

As reflected in the audited financial statements, we have an accumulated deficit and have negative cash flows from operations.

We spent approximately $45,800 and $123,800 in research and development costs for the years 2011 and 2010, respectively.

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

At December 31, 2011, the Company had $692 in cash resources to meet current obligations.  Management does not consider our current cash position sufficient to sustain our operations.   We estimate that our current available cash will satisfy approximately one month of our operating cash flow requirements. We have depended and continue to depend on monthly cash contributions from our majority shareholder, Gary Macleod, to meet any shortfall in meeting our obligations.  We expect to generate revenue during the year, minimizing our need for support; however we will require capital to market our product and achieve our operating plan.  In the absence of generating revenue, we anticipate that over the next twelve months we will require approximately $185,000 in cash contributions from Mr. Macleod (based on our cash used in operations for 2011).  However, there is no guarantee that Mr. Macleod will make any contributions or that operations will stay consistent. We have not identified any other source of funding to meet the shortfall other than Mr. Macleod; thus, without his support, we will likely go out of business.

Completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. Without adequate revenues, we may be unable to proceed with our plan of operations.

In the event we are not successful in reaching our revenue targets, additional funds may be required, and we would then not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we would incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our services to cover our operating expenses. Consequently, there is doubt about the Company’s ability to continue to operate as a going concern.

As reflected in the financial statements we have an accumulated deficit from inception of $888,004 and have a negative cash flow from operations of $184,704 and $387,160 for the years ended December 31, 2011 and 2010, respectively. This raises doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and execution of its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company currently has no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

If the Company is unable to raise the funds partially through stock offerings, the Company will seek alternative financing through means such as borrowings from institutions or private individuals. There can be no assurance that the Company will be able to keep costs from being more than these estimated amounts or that the Company will be able to raise such funds. Even if we sell all shares offered through the most recent registration statement, we expect that the Company will seek additional financing in the future. However, the Company may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, the Company may be forced to seek a buyer for our business or another entity with which we could create a joint venture. If all of these alternatives fail, we expect that the Company will be required to seek protection from creditors under applicable bankruptcy laws.

Management believes that actions presently being taken to obtain additional funding and execution of its strategic plans provide the opportunity for the Company to continue as a going concern.

Our independent auditor has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on executing our business plan, raising capital and generating revenues. See Note 2 of our financial statements.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. Our Board of Directors consists of one individual who is also our chief executive officer and chief financial officer. Our executive officer makes decisions on all significant corporate matters such as the approval of terms of the compensation of our executive officer and the oversight of the accounting functions.

Although the Company has adopted a Code of Ethics and Business Conduct the Company has not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange, the Company is not required to do so. The Company has not adopted corporate governance measures such as an audit or other independent committees of our board of directors. In the future the Company may seek to establish an audit and other committees of our board of directors For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the audited financial statement for the year ended December 31, 2011.

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

Management Consideration of Alternative Business Strategies

In order to continue to protect and increase shareholder value, management believes that it may, from time to time, consider alternative management strategies to create value for the company or additional revenues.  Strategies to be reviewed may include acquisitions, roll-ups, strategic alliances, joint ventures on large projects, and/or mergers.

Management will only consider these options where it believes the result would be to increase shareholder value while continuing the viability of the company.

Inflation

The effect of inflation on our revenues and operating results has not been significant.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We qualify as a smaller reporting company, as defined by Rule 229.10(f)(1), and therefore are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALPHAPOINT TECHNOLOGIES, INC.

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

AlphaPoint Technology, Inc.

5245 Office Park Blvd., Suite 102

Bradenton, FL 34203

I have audited the accompanying balance sheet of AlphaPoint Technology, Inc., Inc. (the “Company”) for the years ended December 31, 2011 and 2010 and the related statement of operations, stockholders’ equity and cash flows for those years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I  engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has a history of losses, has an accumulated deficit and negitive cash flows from operations.  The Company is currently reliant on the majority shareholder’s funding operations and is requiring traditional financing or equity funding to expand its operating plan. These conditions raise doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty were also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

March 22, 2012

AlphaPoint Technology, Inc.

Balance Sheets

	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$692	$4,366
Accounts receivable	33,313	54,705
Total current assets	34,005	59,071

Software development costs, net of accumulated amortization of $89,631 and $60,978, respectively	80,160	119,186
Security deposits	1,000	1,000

Total Assets	$115,165	$179,257

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$31,670	$22,288
Deferred revenue	42,913	85,955
Related party payables	841,086	716,556
Total current liabilities	915,669	824,799

Stockholders’ Equity
Common Stock, 100,000,000 shares authorized, $0.01 par value, 50,965,000 and 48,400,000 shares issued and outstanding issued and outstanding, respectively	509,650	484,000
Additional paid-in capital	(422,150)	(454,000)
Accumulated Deficit	(888,004)	(675,542)
Total stockholders’ equity	(800,504)	(645,542)

Total Liabilities and Stockholders’ Equity	$115,165	$179,257

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Statements of Operations

	For the Year Ended December 31,
	2011	2010

Contract revenue	$105,463	$30,346

Operating expenses:
Marketing and sales	44,666	165,799
Compensation	90,650	64,798
Professional fees	24,317	41,830
General and administrative	66,091	51,550
Research and development	45,793	123,805
Depreciation and amortization	39,026	39,026
Total operating expenses	310,543	486,808

Net loss for operations	(205,080)	(456,462)

Other income (expenses)
Interest expenses	(7,382)	(14,179)
Income taxes
Net loss	$(212,462)	$(470,641)

Earnings (loss) per share, basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding primary and dilutive	50,758,661	48,400,000

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Statement of Stockholders’ Equity

	Common Stock		Additional		Stock
		Par Value	Paid in	Accumulated	Holders’
	shares	$0.01	Capital	Deficit	Equity

Balance November 13, 2008

Sale of stock	3,000,000	30,000	—	—	30,000

Net loss				(11,477)	(11,477)

Balance December 31, 2008	3,000,000	$30,000	$—	$(11,477)	$18,523

Founders stock issued	45,400,000	454,000	(454,000)	—	—

Net loss				(193,424)	(193,424)

Balance December 31, 2009	48,400,000	$484,000	$(454,000)	$(204,901)	$(174,901)

Net loss (restated)				(470,641)	(470,641)

Balance December 31, 2010 (Restated)	48,400,000	$484,000	$(454,000)	$(675,542)	$(645,542)

Stock for services	2,000,000	20,000	(19,000)	—	1,000

Sale of stock	565,000	5,650	50,850	—	56,500

Net loss				(212,462)	(212,462)

Balance December 31, 2011	50,965,000	$509,650	$(422,150)	$(888,004)	$(800,504)

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Statements of Cash Flows

	For the Year Ended December 31,
	2011	2010

Cash Flows from Operating Activities:
Net loss	$(212,462)	$(470,641)
Adjustment to reconcile net loss to net cash provided by operations:
Depreciation and amortization	39,026	39,026
Stock-based and non-cash compensation	1,000	—
Changes in assets and liabilities:
Accounts receivable	21,392	(54,705)
Accounts payable and accrued expenses	9,382	13,205
Deferred revenue	(43,042)	85,955
Net Cash (Used) Provided by Operating Activities	(184,704)	(387,160)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	56,500	—
Net (loans to) repayment of stockholder loans	124,530	390,545
Net Cash (Used) Provided by Financing Activities	181,030	390,545

Net decrease in Cash	(3,674)	3,385

Cash at beginning of period	4,366	981

Cash at end of period	$692	$4,366

Supplemental cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Notes to the Financial Statements

For the Years Ended December 31, 2011 and 2010

1.    Nature of Operations and Significant Accounting Policies

Nature of Operations

AlphaPoint Technology, Inc. (the “Company”) was incorporated in the State of Delaware on November 13, 2008. AlphaPoint was founded on the belief that challenges exist in implementing a comprehensive Information Technology Asset Management (“ITAM”) solution within infrastructure that supports the delivery of IT services within an organization. Our solutions focus around our proprietary patent-pending software AssetCentral. AssetCentral is a multi-tier web-based enterprise application that uses a SQL database for storage, on-demand content generation, hyper-linking and Cascading Style Sheets (CSS) to create a highly customizable tool for managing IT assets.

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States.  In the opinion of management, these financial statements include all adjustments necessary in order to make them not misleading.

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

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) a reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011 and 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of December 31, 2011 and 2010 the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Our projects are of short term duration; therefore, upon the signed contract and the receipt of the down payment, our projects are completed, generally within a business week.  Our contract is invoiced completely at completion.  We base our down payment requests on a customer by customer basis.   Our projects have ranged from $20,000 to approximately $55,000.  Payment terms are negotiated and agreed to by the President.  We may extend credit on the full contract, depending on the customer.

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

Amortization is computed on a straight line basis, which should approximate a per unit method over the total estimated units projected for sale (estimated program life is approximately five years).  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at December 31, 2011.

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

Share-based payments

Share-based payments to employees, including grants of employee stock options are recognized as compensation expense in the financial statements based on their fair values, in accordance with FASB ASC Topic 718. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented. The company may issue shares as compensation in future periods for employee services.

The Company may issue restricted stock to consultants for various services.  Cost for these transactions will be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is to be measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete. The company may issue shares as compensation in future periods for services associated with the registration of the common shares.

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

Software sales are recorded as receivable and deferred when installed or delivered.  As of December 31, 2011, we had not sold our product without a maintenance component, nor had we sold our maintenance as a separate component.   The maintenance contract, which does not involve significant production, modification, or customization, is the only undelivered element at the time of installation or delivery.  Currently the entire fee (software, services and maintenance) is recognized ratably over the period during which the post contract service support (maintenance period) is expected to be performed.   The unrecognized portion for contracts is charged to deferred revenue and will be recognized in future periods, generally one year.

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $44,666 and $165,799 for the year ended December 31, 2011 and 2010, respectively.  Advertising expenses are included in the Company’s operating expense.

Research and Development

The Company expenses research and development costs when incurred.  Research and development costs include engineering, programmer costs and testing of product and outputs.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.  We spent $45,793 and $123,805 in research and development costs for the year ended December 31, 2011 and 2010, respectively

Income taxes

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

2.    Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has a history of losses, primarily due to its product development stage, resulting in an accumulated deficit.  The Company is dependent on financing from its majority shareholder and related parties to meet its current operating obligations. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate revenues from operations and to achieve a level of profitability. The Company intends on financing its future development activities, marketing plan and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.

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

4.    Software Development Costs

The Company has capitalized certain costs associated with their process in developing software for internal and external use.  Software development costs consist of:

	December 31, 2011	December 31, 2010
Software Development costs:
Software: Asset Central	$157,719	$157,719
Website development costs	22,445	22,445
	180,164	180,164
Accumulated amortization	100,004	60,978
	$80,160	$119,186

Future amortization:
2012	$37,155	$39,026
2013	30,927	39,026
2014	12,077	39,026
2015	—	2,108
2016 and thereafter	—	—
	$80,159	$119,186

Amortization for the years ended December 31, 2011 and 2010 was $39,026.

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

Deferred tax assets resulted from the net operating losses generated by the Company. The Company provides for income taxes as follows:

	December 31, 2011	December 31, 2010
Current provision
Income tax provision (benefit) at statutory rate	$(65,200)	$(111,300)
State income tax expense (benefit), net of federal benefit	(6,300)	(10,800)
subtotal	(71,500)	(122,100)
Valuation allowance	71,500	122,100
	$—	$—

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years.  As of December 31, 2011 the Company had no net operating loss carry forwards, as the Company was taxed under the provisions of Subchapter S, as previously disclosed.  The December 31, 2010 tax benefit and allowance are shown for comparative purposes only.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2008 (inception) through 2010.  The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the years ended December 31, 2011 and 2010.

6.    Related Party Transactions

Loans from Shareholder

In support of the Company’s efforts and cash requirements, it is relying on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing.  Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.  Terms of the note have not been defined; however, the Company recognizes the nature of the financing and is accruing interest at the lowest legal interest rate, the Applicable Federal Rate, currently at 1.27%. Interest is accrued and charged to interest expense.

The following is a summary of the amounts outstanding:

	December 31, 2011	December 31, 2010
Due to related parties:
Payable to Officer, majority shareholder	$164,936	$146,406
Payable to shareholder	394,150	290,150
Payable to affiliate company of shareholder	282,000	280,000
	$841,086	$716,556

The majority shareholder has pledged his support to fund continuing operations; however there is no written commitment to this effect.  The Company is dependent upon the continued support of these parties. We have made no repayments on these advanced funds during the years ended December 31, 2011 and 2010.

The Company does not have employment contracts with its key employees, including the majority shareholder who is the Chief Executive Principal.

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

No holder of shares of stock of any class is entitled, as a matter of right, to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

During the years ended December 31, 2008 and 2009, the Company issued 48,400,000 shares of common stock to its founders.

On January 31, 2011, the Company issued 2,000,000 shares of its common stock, to two unrelated individuals, for a total of $1,000.

During August and September 2011, the Company sold 565,000 shares at $0.10 in response to their S-1 offering.  The Company collected $56,500 in August and September from the stock sales.

There are no preferred shares authorized or outstanding.  There have been no warrants or options issued or outstanding.

8.    Commitments

The Company has entered into a rental agreement for its office facilities’, expiring on February 28, 2013 the lease calls for monthly payments of rent of $1,338.

The Company had a rental agreement for its office facilities, which expired on October 31, 2011 and continued on a month to month basis.  The lease called for monthly payments of rent of $1,391 per month plus the costs of utilities and maintenance to the facilities.

Rent expense for the years ended December 31, 2011 and 2010 for this facility was $16,692 and $15,319 respectively.  There were no other operating or capital leases outstanding, as of December 31, 2011.

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

10.    Subsequent events

Management has evaluated subsequent events that occurred through March 21, 2012 that would have a material impact on our financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Peter Messineo, CPA, has audited our Financial Statements for the period from November 13, 2008 (date of inception) through December 31, 2011.  There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the three fiscal years and interim period.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  The framework used by management in making that assessment was the criteria set forth in the document entitled ” Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2011, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages as of March 21, 2012 is as follows:

NAME AND ADDRESS	AGE	POSITION(S)

Gary Macleod 6114 Glen Abbey Lane Bradenton, FL 34202	47	Co-Founder/President, Secretary/ Treasurer Sole Executive Officer Principal Financial Officer and member of the Board of Directors

Paul Lee Avery 88 Mohican Road Blairstown, NJ 07805	69	Co Founder/Consultant and member of the Board of Directors

John Peter Satta 176 Stillwater Road Hardwick, NJ 07825	52	Co Founder/Consultant and member of the Board of Directors

Kimberly March-Crew 991 Smithbridge Road Glen Mills, PA 19342	46	Member of the Board of Directors

The persons named above have held their offices/positions since the inception of our company.  Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Gary Macleod, Chief Executive Officer and Member of the Board of Directors

Since November 2008, Mr. Gary Macleod, the Chief Executive Officer and director of AlphaPoint Technology, Inc., has played a key leadership role in translating technical information and new technologies into compelling value propositions to drive customer endorsement and sell-through models for evolving IT Asset Management software solutions.  From August 2005 to January 2008, Mr. Macleod was the Chief Executive Officer and director of Non-Invasive Monitoring Systems, Inc. He was responsible for raising capital to ensure organizational survival, steering product introduction efforts, navigating FDA approval activities, filing comprehensive and required publicly-held organization financial reports, overseeing entire program lifecycle including 510K submission proceedings, identifying market demographics, developing long-term business plans, establishing a distributor base, strengthening stakeholder confidence, and restructuring the organization.

Gary Macleod has been involved with the software industry for over twenty years. Mr. Macleod brings diversified leadership expertise to information technology and the software sector. He has career successes steering start-up and organizational growth initiatives for dynamic enterprises and technologically sophisticated solutions, products, and services. Mr. Macleod has broad-based expertise spanning information technology, revenue expansion, capital funds generation, market share growth, team building, operations, administration, general management, and finance. Mr. Macleod’s experience includes;  raising capital for companies to ensure organizational existence, steering product market introduction efforts, filing comprehensive and required publicly-held organization financial reports, overseeing entire program lifecycle including: identifying market demographics, developing long-term business plans, establishing distributor bases, strengthening stakeholder confidence, restructuring organizations, and more.

Paul Avery, Co-founder, Director and Consultant, and Member of the Board of Directors

Paul Avery has been with AlphaPoint Technology since its inception in January 2003 and has more than 27 years of computer technology experience, specializing in communications, process documentation and data access. In recent years, he has been dedicated to bringing order out of the pervasive IT infrastructure chaos plaguing enterprises of all kinds. Mr. Avery has demonstrated a profound grasp of the issues of IT management and provided unique insight in developing critical solutions in the field. It was his vision and concepts upon which AlphaPoint Technology was founded. His innovative approach to IT Asset Management (ITAM) led to the conception and development of ground breaking software and service products that have revolutionized the prospects of enterprise ITAM success.

Paul Avery has over twenty years experience in the enterprise software market including: data acquisition, product installation, database services, training, and support.  Mr. Avery has experience in best practices and documentation in enterprise architecture including: guiding principles, strategy models, conceptual models and capability models. Mr. Avery’s experience includes desktop migration to Microsoft Windows Vista, implementing a System Center Configuration Manager (SCCM) system for the delivery of (push) deployment of project related deployments and infrastructure reconfiguration and consolidation.

John Satta, Co-founder, Director and Consultant, and Member of the Board of Directors

John Satta has been with AlphaPoint Technology since April 2003 and has nearly 30 years’ experience as a design engineer, manager and executive in the defense, electronics and consulting industries. A patent holder in advanced computer architecture, in 1984 Mr. Satta was Co-founder and VP of Engineering of Oryx Corporation, producer of compact high-speed real-time signal processors for military and industrial applications. He started his career designing electronics for various defense contractors. Then he co-founded Oryx Corporation and led a small team that designed and built the then-fastest fully programmable digital signal processing system. Mr. Satta then consulted on system design for several large projects including the USAF F-22 advanced tactical fighter and the USN New Attack Submarine.

John Satta has over twenty-five years experience in the enterprise software and hardware sectors. Mr. Satta is a seasoned business analyst / project manager with broad experience in online software development, documentation and marketing. Mr. Satta’s experience also includes requirements elicitation for product development using JAD sessions, case models, static and active wireframes and requirements documents. Mr. Satta is a seasoned veteran of the software development lifecycle using traditional waterfall and Agile methods including Scrum and has experience with UML and RUP.

Kimberly March Crew, Director and Member of the Board of Directors

Kimberly March Crew is the President and CEO of Lighthouse Venture Management which she has grown from a one-woman firm, running one business with two clients and a few hundred thousand in billings, to the present multi-company group that enjoys combined annual revenues in excess of 15 million dollars. Lighthouse Venture Management is a conglomerate comprised of a venture capital investment firm (Lighthouse Venture), an information technology support firm (Absolute Computer Support), a professional employee staffing firm (CSS Staffing), and a mobile computing firm (Computer Systems & Solutions).  Since she formed Lighthouse Venture Management in 1990, it has grown.

•

Lighthouse Venture is a resource for firms generating between $1MM - $10MM in annual revenues that are passed over by traditional venture capital concerns. Lighthouse is a hands-on organization that invests in situations that have solid potential where the management team requires additional expertise to execute on the vision. Lighthouse provides vision, direction, capital and the professional services of finance, information technologies, marketing, human resources, and legal support.

•	Absolute Computer Support provides information technology solutions to government and prime technology providers. Absolute is a Pennsylvania and Maryland certified Woman Owned Enterprise.

•

CSS Staffing provides staffing augmentation of engineering and IT professionals to the aviation and aerospace industries.  CSS Staffing is a federally certified HUB Zone organization, a Pennsylvania and Delaware certified Woman Owned Enterprise, WBENC Certified and Top Secret Cleared.

•

Computer Systems & Solutions provides complete life cycle support services for mobile computer users supplying product sales, warranty service, and end of life disposition services, catering to the educational and corporate markets.  Computer Systems and Solutions is partnered with Toshiba, Lenovo, and Hewlett Packard with offices in Philadelphia PA, Parsippany NJ, Manhattan NYC, and Boston, MA.

Ms. Crew has over fifteen years experience in the enterprise hardware sector. She is a successful serial entrepreneur developing businesses that achieve outstanding results in crowded verticals. Leveraging her early experiences, Ms. Crew has managed to create a portfolio of companies that continue to grow even in the face of economic headwinds. Her specialty is insightful business assessment with clarification of goals, execution and the resources to implement action plans.

OTHER DIRECTORSHIPS

Mr. Macleod served as a Board Member (Director) of Non-Invasive Monitoring Systems, Inc., a publicly traded Company, from November 2005, to January 2008. Mr. Macleod resigned from the Board in January 2008. No other AlphaPoint Technology, Inc. Board members have had any Board affiliations or have served as a director of a publicly traded company.

CONFLICTS OF INTEREST

Other than Mr. Gary Macleod, our sole officer and director, the management team is comprised of consultants, shareholders and directors that are not obligated to commit their full time and attention to our business and accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities that are engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to the corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and,

•	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

COMMITTEES OF THE BOARD OF DIRECTORS

Our directors have not established any committees, including an Audit Committee, a Compensation Committee, a Nominating Committee, or any committee performing a similar function. The functions of those committees are being undertaken by our directors. Because we have two independent directors (Ms. Kimberly March-Crew) and (Mr. Peter Breen), our directors believe that the establishment of committees of the Board would not provide any benefits to our Company and could be considered more form than substance.

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor have our directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed.

Our directors have not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future.

While there have been no nominations of additional directors proposed, in the event such a proposal is made, our sole officer and director will appoint future nominees.

Our directors are not “audit committee financial experts” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,

•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

•	understands internal controls over financial reporting, and

•	understands audit committee functions.

Our Board of Directors is comprised of Mr. Gary Macleod, Mr. Paul Avery, Mr. John Satta, who was integral to our formation and who is involved in our day to day operations, and Ms. Kimberly March Crew who is an Independent Director. While we would prefer to have an audit committee financial expert on our board of directors, none of our directors have a professional background in finance or accounting. As with most small, early stage companies until such time our Company further develops our business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, the Company does not have any immediate prospects to attract independent directors. When the Company is able to expand our Board of Directors to include more independent directors, the Company intends to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and the Company is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors. We do not have a finance person on board to evaluate the effectiveness of the Company’s disclosure controls and procedures. The controls are determined to be ineffective due to the lack of segregation of duties.  However, until the Company receives additional funding they are unable to remedy the weakness.

WE HAVE TWO INDEPENDENT DIRECTORS Ms. Kimberly March Crew AND Mr. Peter Breen AND THE COMPANY HAS NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception (November 13, 2008 to December 31, 2011).

Name						Non-Equity	Nonqualified
and				Stock	Option	Incentive Plan	Deferred	All Other
principal	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
position		($)	($)	($)	($)	($)	Earnings ($)	($)	($)

Gary Macleod, CEO, Director	2008 2009 2010 2011	0 0 31,000 33,200	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 31,000 33,200
Paul Avery, Consultant	2008 2009 2010 2011	8,000 48,000 36,000 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	8,000 48,000 36,000 0
John Satta, Consultant	2008 2009 2010 2011	8,000 68,000 38,000 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	8,000 68,000 38,000 0

We have paid a nominal salary to our sole Officer and Director as of the date of this Prospectus. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and director other than as described herein.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2011.

Outstanding Equity Awards at Fiscal Year-End

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Option (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Gary Macleod	—	—	—	—	—	—	—	—	—

There were no grants of stock options since inception to the date of this Prospectus.

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Our directors have not adopted a stock option plan. We have no plans to adopt a stock option plan, but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. We may develop an incentive based stock option plan for our officers and directors and may reserve up to 10% of our outstanding shares of common stock for that purpose.

OPTIONS GRANTS DURING THE LAST FISCAL YEAR / STOCK OPTION PLANS

We do not currently have a stock option plan in favor of any directors, officer, consultant or employee of our Company. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to our sole director and officer since our inception; accordingly, no stock options have been granted or exercised by our sole director and officer since we were founded.

AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR

No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to our sole director and officer since our inception; accordingly, no stock options have been granted or exercised by our directors and sole officer since we were founded.

LONG-TERM INCENTIVE PLANS AND AWARDS

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to our sole director and officer or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by our directors and sole officer or employees or consultants since we were founded.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, CHANGE-IN-CONTROL ARRANGEMENTS

There are no employment contracts or other contracts or arrangements with our sole officer or directors other than those disclosed in this report. There are no compensation plans or arrangements, including payments to be made by us, with respect to Mr. Macleod and other directors that would result from their resignation, retirement or any other termination. There are no arrangements for directors, officers or employees that would result from a change-in-control.

INDEBTEDNESS OF DIRECTORS, SOLE OFFICERS AND OTHER MANAGEMENT

Neither our sole officer and directors nor any associate or affiliate of our company during the last two fiscal years is or has been indebted to our Company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

DIRECTOR COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the year ended December 31, 2011 and 2010.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Gary Macleod	0	0	0	0	0	0	0
Paul Avery	0	0	0	0	0	0	0
John Satta	0	0	0	0	0	0	0
Kimberly March Crew	0	0	0	0	0	0	0

At this time, we have not entered into any employment agreements with our sole officer and directors. If there is sufficient cash flow available from our future operations, we may enter into employment agreements with our sole officer and directors or future key staff members

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our Officers and Directors and Consultants, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholder listed below has direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

		Amount and Nature of Beneficial Ownership		Percent of Class
Title of Class [4]	Name and Address of Beneficial Owner [1]	Before Offering [2]	After Offering [3]	Before Offering [2]	After Offering [3]

Directors and Officers:
Common Stock	Gary Macleod, CEO, Director 6114 Glenn Abbey Lane Bradenton, FL 34202	15,000,000	15,000,000	29.76%	28.63%
Common Stock	Paul Avery, Director 88 Mohican Road Blairstown, NJ 07805	9,000,000	9,000,000	17.86%	17.18%
Common Stock	John Satta, Director 176 Stillwater Road Hardwick, NJ 07825	1,500,000	1,500,000	2.98%	2.86%
Common Stock	Kimberly March Crew, Director 991 Smithbridge Road Glen Mills, PA 19342	250,000	250,000	0.50%	0.48%
DIRECTORS AND OFFICERS AS A GROUP		25,750,000	25,750,000	51.10%	49.15%

Greater than 5% Shareholders:
Common Stock	Marion LaSala 688 Pines Lake Drive Wayne, NJ 07470	9,000,000	9,000,000	17.86%	17.18%
Common Stock	Ronald Harris 6784 Casa Grande Way Delray Beach, FL 33446	3,750,000	3,750,000	7.44%	7.16%
Common Stock	Jay Letendre 5692 Bentgrass Dr Unit 103 Sarasota FL, 34235	3,000,000	3,000,000	5.95%	5.73%

__________

[1] The person named above may be deemed to be a “parent” and “promoter” of our Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Mr. Macleod is the only “promoter” of our Company.

[2] Based on 50,965,000 shares issued and outstanding as of December 31, 2011.

[3] Assuming all 2,000,000 shares offered in this offering are sold.

[4] There is only one class of stock (common).

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control of our Company in the future.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We received advances in the amount of $390,545 and $308,400 for the years ended December 31, 2011 and 2010, respectively, to fund our operating needs. The accumulations of these advances were in the amount $814,086 and $716,556 as of December 31, 2011 and 2010, respectively (see Table 15 below). The amounts were comprised of $164,936 and $146,406 as of December 31, 2011 and 2010, respectively, from Gary Macleod, the majority shareholder; $394,150 and $290,150 as of December 31, 2011 and 2010, respectively, from Marion LaSala, a beneficial shareholder; and $282,000 and $280,000 as of December 31, 2011 and 2010, respectively, from AJL Inc., a company owned by the husband of Marion LaSala. These obligations have not been formalized by promissory notes or other writing. Terms have not been defined; however, the Company recognizes the nature of the financing and is accruing interest at the lowest legal interest rate, the Applicable Federal Rate, currently at 1.27% interest rate. There are no other relationships or related party transactions. There were no repayments during the years ended December 31, 2011 and 2010.

Loans from Shareholders

	December 31, 2011	December 31, 2010
Advances received from:
Gary Macleod	$164,936	$146,406
Marion LaSala	394,150	290,150
AJL, a company owned by the husband of Ms. LaSala	282,000	280,000
	$814,086	$716,556

In exchange for their initial investment of $300,000 and contribution of intellectual property, and for founding and organizing our Company, Directors Gary Macleod, Paul Avery and John Satta, promoters as defined in Rule 405 of Regulation C, received 15,000,000; 9,000,000; and 9,000,000 shares of stock, respectively.

DIRECTOR INDEPENDENCE

We currently have two independent directors (Ms. Kimberly March Crew) and (Mr. Peter Breen) we do anticipate appointing additional directors in the foreseeable future.  If we engage further directors and officers, however, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Peter Messineo, CPA, for professional services rendered for the audit of the Company’s financial statements for the fiscal years ended December 31, 2011 and for the review of the Company’s financial statements for the periods ended March 31, 2011, June 30, 2011 and September 30, 2011 were $6,900.   Audit for the year ended December 31, 2010 and for the review of the Company’s financial statements for the periods ended March 31, 2010, June 30, 2010 and September 30, 2010 was $6,900.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2011 and 2010.

Tax Fees

For the Company’s fiscal years ended December 31, 2011 and 2010, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2011 and 2010.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or

•

entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Our board of directors does not have records of what percentages of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)   Exhibits:

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial and Accounting Officer

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data Files of Financial Statements and Notes.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHAPOINT TECHNOLOGY, INC.

By	/s/ Gary Macleod	Date: March 30, 2012
Gary Macleod
Principal Executive Officer and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Gary Macleod	Date: March 30, 2012
Gary Macleod
Director

By	/s/ Paul Avery	Date: March 30, 2012
Paul Avery
Director

By	/s/ John Satta	Date: March 30, 2012
John Satta
Director

By	/s/ Kimberly March Crew	Date: March 30, 2012
Kimberly March Crew
Director