Form 10-Q
period 2012-03-31
AlphaPoint Technology, Inc.
filed 2012-05-15
CIK 1473654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 11, 2012, the Company had 50,965,000 shares of Common Stock outstanding.

ALPHAPOINT TECHNOLOGY, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4. Controls and Procedures	16

PART II – OTHER INFORMATION

Item 6. Exhibits	16

Signatures	17

PART I

ITEM 1. FINANCIAL STATEMENTS

AlphaPoint Technology, Inc.

Balance Sheets

	March 31,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,435	$692
Accounts receivable	33,313	33,313
Total current assets	34,748	34,005

Other Assets - Noncurrent
Software development costs, net of accumulated amortization of $109,143 and $100,004, respectively	71,021	80,160
Security deposits	1,000	1,000

Total Assets	$106,769	$115,165

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$34,292	$31,670
Deferred revenue	26,492	42,913
Related party payables	896,222	841,086
Total current liabilities	957,006	915,669

Stockholders’ Equity (Deficit)
Common Stock, 100,000,000 shares authorized, $0.01 par value, 50,965,000 shares issued and outstanding at March 31, 2012 and December 31, 2011	509,650	509,650
Additional paid-in capital	(422,150)	(422,150)
Accumulated Deficit	(937,737)	(888,004)
Total stockholders’ equity/(deficit)	(850,237)	(800,504)

Total Liabilities and Stockholders’ Equity	$106,769	$115,165

The accompanying notes to the financial statements are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

Contract revenue	$16,421	$22,797

Operating expenses:
Marketing and sales	6,000	—
Compensation	12,450	36,500
Professional fees	3,242	3,650
General and administrative	24,327	17,747
Research and development	8,375	26,260
Depreciation and amortization	9,139	9,757
Total operating expenses	63,533	93,914

Net loss for operations	(47,112)	(71,117)

Other income (expenses)
Interest expenses	(2,621)	(4,418)
Income taxes	—	—
Net loss	$(49,733)	$(75,535)

Earnings (loss) per share,
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding
primary and dilutive	50,965,000	49,711,111

The accompanying notes to the financial statements are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Statement of Stockholders’ Equity

	Common Stock		Additional		Stock
		Par Value	Paid in	Accumulated	Holders’
	shares	$0.01	Capital	Deficit	Equity

Balance November 13, 2008

Sale of stock	3,000,000	30,000	—	—	30,000

Net loss				(11,477)	(11,477)

Balance December 31, 2008	3,000,000	$30,000	$—	$(11,477)	$18,523

Founders stock issued	45,400,000	454,000	(454,000)	—	—

Net loss				(193,424)	(193,424)

Balance December 31, 2009	48,400,000	$484,000	$(454,000)	$(204,901)	$(174,901)

Net loss (restated)				(470,641)	(470,641)

Balance December 31, 2010 (Restated)	48,400,000	$484,000	$(454,000)	$(675,542)	$(645,542)

Stock for services	2,000,000	20,000	(19,000)	—	1,000

Sale of stock	565,000	5,650	50,850	—	56,500

Net loss				(212,462)	(212,462)

Balance December 31, 2011	50,965,000	$509,650	$(422,150)	$(888,004)	$(800,504)

Net loss				(49,733)	(49,733)

Balance March 31, 2012	50,965,000	$509,650	$(422,150)	$(937,737)	$(850,237)

The accompanying notes to the financial statements are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Statement of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

Cash Flows from Operating Activities:
Net (loss) income	$(49,733)	$(75,535)
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	9,139	9,757
Stock-based and non-cash compensation	—	—
Changes in assets and liabilities:
Accounts receivable	—	51,555
Accounts payable and accrued expenses	2,622	6,418
Deferred revenue	(16,421)	(19,647)
Net Cash (Used) Provided by Operating Activities	(54,393)	(27,452)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	—	1,000
Proceeds from issuance of note payable	—	—
Net proceeds from (repayment of) stockholder loans	55,136	27,500
Net Cash (Used) Provided by Financing Activities	55,136	28,500

Net decrease in Cash	743	1,048

Cash at beginning of period	692	4,366

Cash at end of period	$1,435	$5,414

Supplemental cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

The accompanying notes to the financial statements are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Notes to the Financial Statements

Three months Ended March 31, 2012 and 2011

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three months ended March 31, 2012 and 2011; (b) the financial position at March 31, 2012; and (c) cash flows for the three months ended March 31, 2012 and 2011, have been made.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of March 31, 2012 and 2011 the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Amortization is computed on a straight line basis, which should approximate a per unit method over the total estimated units projected for sale (estimated program life is approximately five years). The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at March 31, 2012.

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

Software sales are recorded as receivable and deferred when installed or delivered. As of December 31, 2010 we had not sold our product without a maintenance component, nor had we sold our maintenance as a separate component. The maintenance contract, which does not involve significant production, modification, or customization, is the only undelivered element at the time of installation or delivery. Currently the entire fee (software, services and maintenance) is recognized ratably over the period during which the post contract service support (maintenance period) is expected to be performed. The unrecognized portion for contracts is charged to deferred revenue and will be recognized in future periods, generally over the course of one year.

Advertising

The costs of advertising are expensed as incurred. Advertising expense was $6,000 and $0 for the three months ended March 31, 2012 and 2011, respectively. Advertising expenses are included in the Company’s operating expenses.

Research and Development

The Company expenses research and development costs when incurred. Research and development costs include engineering, programmer costs and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $8,375 and $26,260 in research and development costs for the three months ended March 31, 2012 and 2011, respectively.

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

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a history of losses primarily due to its product being in a development stage which resulted in an accumulated deficit. The Company is dependent on financing from its majority shareholder and related parties to meet its current operating obligations. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate revenues from operations and to achieve a level of profitability. The Company intends on financing its future development activities, marketing plan and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. Recent Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effective dates during the periods reported. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have a material impact our financial position or results of operations.

4. Software Development Costs

The Company has capitalized certain costs associated with their process in developing software for internal and external use. Software development costs consist of:

	March 31, 2012	December 31, 2011
Software Development costs:
Software: Asset Central	$157,719	$157,719
Website development costs	22,445	22,445
	180,164	180,164
Accumulated amortization	109,143	100,004
	$71,020	$80,160

Future amortization:
2012	$35,285	37,155
2013	29,696	30,927
2014	6,039	12,077
2015	—	—
2016 and thereafter	—	—
	$71,020	80,159

Amortization for the three months ended March 31, 2012 and 2011 were $9,139, and $9,757, respectively.

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

6. Related Party Transactions

Loans from Shareholder

In support of the Company’s efforts and cash requirements, it is relying on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note. Terms of the note have not been defined; however, the Company recognizes the nature of the financing and is accruing interest at the lowest legal interest rate, the Applicable Federal Rate, currently at 1.63%. Interest is accrued and charged to interest expense.

The following is a summary of the amounts outstanding:

	March 31,	December 31,
	2012	2011
Due to related parties:
Payable to Officer, majority shareholder	$185,272	$164,936
Payable to shareholder	428,950	394,150
Payable to affiliate company of shareholder	282,000	282,000
	$896,222	$841,086

The majority shareholder has pledged his support to fund continuing operations; however there is no written commitment to this effect. The Company is dependent upon the continued support of these parties. We have made no repayments on these advanced funds during the three months ended March 31, 2012 and 2011.

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

During August and September 2011, the Company sold 565,000 shares at $0.10 in response to their S-1 offering. The Company collected $56,500 in August and September 2011 from the stock sales.

There are no preferred shares authorized or outstanding. There have been no warrants or options issued or outstanding.

8. Commitments

The Company has a rental agreement for its office facilities, which expired on October 31, 2011. The lease called for monthly payments of $1,391. In March 2012 the Company entered into a rental agreement for its office facilities, expiring on February 28, 2013. The lease calls for monthly payments $1,338.

Future lease commitments are as follows:

For Year Ended December 31,
2012	$12,519
2013	2,982
2014	—
2015	—
2016 and thereafter	—
$15,501

Rent expense for the three months ended March 31, 2012 and 2011 was $4,035 and $4,173 respectively. There were no other operating or capital leases outstanding as of March 31, 2012.

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

10. Subsequent events

Management has evaluated subsequent events through May 11, 2012, the date the financial statements were available to be issued and is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material impact on our financial statements.

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

Overview

We are a company, incorporated in the State of Delaware on November 13, 2008 as a for-profit company, and have an established fiscal year of December 31. Our auditor has issued a going concerned opinion. This means there is doubt that we can continue as an on-going business unless we obtain additional capital through the sale of our common shares or other traditional financing, in order to meet our obligations.

From inception through 2009, our business operations consisted of the development of our software product, which included research and development, executing our business and marketing plan, and financing activities, in which to fund the operations. We introduced our software and product offerings in late 2009.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 and 2011

During the three months ended March 31, 2012, we generated revenues in the amount of $16,421, compared to $22,797 for the three months ending March 31, 2011. Our unrecognized revenue, deferred to future periods that our services (based on existing maintenance contracts) extend is $26,492 and $42,913 as of March 31, 2012 and December 31, 2011, respectively. Revenues decreased due to less amortization of existing contracts.

Operating expenses were $63,533 and $93,914 for the three months ended March 31, 2012 and 2011, respectively. The decrease in the comparative expenses, in the amount of approximately $30,000 was due to expense categories:

•	Compensation costs decreased as the business model took effect.

•	Research and development is down since the product needs only minor refinements.

Net losses incurred in the periods presented have been primarily due revenues not reaching the break-even point yet. The Company incurred net losses of $(49,733) and $(75,535) for the three months ended March 31, 2012 and 2011, respectively. The decrease in the loss for the current period was due in part from an increase in revenues and in part by a reduction in operating costs.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the financial statements we have an accumulated deficit from inception of $(937,737) and have a negative cash flow from operations of $(54,393) for the three months ended March 31, 2012. This raises doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and execution of its business plan. Our independent auditor has expressed doubt about our ability to continue as a going concern. See Note 2 of our financial statements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We spent approximately $8,375 and $26,260 in research and development costs for the three months ended March 31, 2012 and 2011.

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

At March 31, 2012, the Company had $1,435 in cash resources to meet current obligations. Management does not consider our current cash position sufficient to sustain our operations. We estimate that our current available cash will satisfy approximately one month of our operating cash flow requirements. We have depended and continue to depend on monthly cash contributions from our majority shareholder, Gary Macleod, to meet any shortfall in meeting our obligations. We expect to generate increasing revenue during rest of the year, minimizing our need for support; however we will require capital to market our product and achieve our operating plan. In the absence of generating revenue, we anticipate that over the next twelve months we will require cash contributions from Mr. Macleod or other related parties and to sell more shares. However, there is no guarantee that these parties will make any contributions or we will find a market for our stock. We have not identified any other source of funding to meet the shortfall; thus, without their support, we may go out of business.

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

RECENT ACCOUNTING PRONOUNCEMENTS

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effective dates during the periods reported. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have a material impact our financial position or results of operations.

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

CRITICAL ACCOUNTING POLICIES

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 1 of the notes to our financial statements for the three-month period ended March 31, 2012. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

•	Website development costs have been capitalized, using the same criteria as our marketed software.

Capitalized software costs are stated at cost. The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over three to five years. Amortization is computed on a straight line basis, which should approximate a per unit method over the total estimated units projected for sale (estimated program life is approximately five years). The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at March 31, 2012.

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

Software sales are recorded as receivable when installed or delivered. As of December 31, 2010 we had not sold our product without a maintenance component, nor had we sold our maintenance as a separate component. The maintenance contract, which does not involve significant production, modification, or customization, is the only undelivered element at the time of installation or delivery. Currently, the entire fee (software, services and maintenance) is recognized ratably over the period during which the post contract service support (maintenance period) is expected to be performed. The unrecognized portion for contracts is charged to deferred revenue and will be recognized in future periods, generally over the course of one year.

RESEARCH AND DEVELOPMENT EXPENSES - The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $8,375 and $26,260 in research and development costs for the three months ended March 31, 2012 and 2011, respectively.

EARNINGS (LOSS) PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common share equivalents. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common share equivalents are considered anti-dilutive and thus are excluded from the calculation. At March 31, 2012 and March 31, 2011 the Company did not have any potentially dilutive common share equivalents.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of March 31, 2012, the Corporation’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the period ended March 31, 2012. Management concluded that there has been no change in our internal control over financial reporting during the period ended March 31, 2012, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

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

DATED: May 15, 2012