Form 10-Q
period 2012-06-30
AlphaPoint Technology, Inc.
filed 2012-08-14
CIK 1473654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 10, 2012 , the Company had 50,965,000 shares of Common Stock outstanding.

ALPHAPOINT TECHNOLOGY, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4. Controls and Procedures	16

PART II – OTHER INFORMATION

Item 6. Exhibits	17

Signatures	17

PART I

ITEM 1. FINANCIAL STATEMENTS

AlphaPoint Technology, Inc.

Balance Sheets

	(Unaudited)	(Audited)
	June 30,	December 31,
	2012	2011

Assets
Current assets
Cash and cash equivalents	$8,304	$692
Accounts receivable	37,253	33,313
Total current assets	45,557	34,005

Software development costs, net of accumulated amortization of $118,900 and $100,004, respectively	61,264	80,160
Security deposits	1,000	1,000

Total Assets	$107,821	$115,165

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$36,244	$31,670
Deferred revenue	16,147	42,913
Notes payable – related parties	939,222	841,086
Total current liabilities	991,613	915,669

Stockholders’ Equity
Common Stock, 100,000,000 shares authorized, $0.01 par value, 50,965,000 shares issued and outstanding at June 30, 2012 and December 31, 2011	509,650	509,650
Additional paid-in capital	(422,150)	(422,150)
Stock subscription payable	50,000	—
Accumulated Deficit	(1,021,292)	(888,004)
Total stockholders’ equity	(883,792)	(800,504)

Total Liabilities and Stockholders’ Equity	$107,821	$115,165

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Contract revenue	$14,285	$23,470	$30,706	$46,267

Operating expenses:
Marketing and sales	1,666	10,654	7,666	20,666
Compensation	11,766	10,200	24,216	46,700
Professional fees	3,771	4,248	7,013	7,898
General and administrative	66,928	6,430	91,255	14,164
Research and development	2,000	5,570	10,375	31,830
Depreciation and amortization	9,757	9,140	18,896	18,897
Total operating expenses	95,888	46,242	159,421	140,155

Net loss for operations	(81,603)	(22,772)	(128,715)	(93,888)

Other income (expenses)
Interest expenses	(1,952)	(4,670)	(4,573)	(9,088)
Income taxes	—	—	—	—
Net loss	$(83,555)	$(27,442)	$(133,288)	$(102,976)

Earnings (loss) per share,
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
primary and dilutive	50,965,000	50,400,000	50,965,000	50,039,344

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2012	2011

Cash Flows from Operating Activities:
Net (loss) income	$(133,288)	$(102,976)
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	18,896	18,897
Deferred revenue amortization	(30,931)	—
Changes in assets and liabilities:
Accounts receivable	(3,940)	13,604
Accounts payable and accrued expenses	4,574	11,088
Deferred revenue	4,165	(2,016)
Net Cash Used by Operating Activities	(140,524)	(61,403)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	50,000	1,000
Net proceeds from (repayment of) stockholder loans	98,136	61,030
Net Cash Provided by Financing Activities	148,136	62,030

Net increase in Cash	7,612	627

Cash at beginning of period	692	4,366

Cash at end of period	$8,304	$4,993

Supplemental cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Notes to the Financial Statements

Three and six months ended June 30, 2012 and 2011

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six months ended June 30, 2012 and 2011; (b) the financial position at June 30, 2012; and (c) cash flows for the six months ended June 30, 2012 and 2011, have been made.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of June 30, 2012 and December 31, 2011 the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Our projects are of short term duration; therefore, upon the signed contract and the receipt of the down payment, our projects are completed, generally within a business week. Our contract is invoiced completely at completion. We base our down payment requests on a customer by customer basis. Our projects have ranged from $20,000 to approximately $55,000. Payment terms are negotiated and agreed by the President. We may extend credit on the full contract depending on the customer.

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

The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at June 30, 2012.

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

Software sales are recorded as receivable and deferred when installed or delivered because they normally include a maintenance component. The maintenance contract, which does not involve significant production, modification, or customization, is normally the only undelivered element at the time of installation or delivery.   Only recently have we sold our maintenance contracts as a separate component.  Currently the entire fee (software, services and maintenance) is recognized ratably over the period during which PCS  (maintenance period) is expected to be performed. The unrecognized portion for contracts is charged to deferred revenue and will be recognized in future periods, generally over the course of one year.

Advertising

The costs of advertising are expensed as incurred. Advertising expense was $1,666, $7,666, 10,654 and $20,666 for the three and six months ended June 30, 2012 and 2011, respectively. Advertising expenses are included in the Company’s operating expenses.

Research and Development

The Company expenses research and development costs when incurred. Research and development costs include engineering, programmer costs and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $2,000, $5,570, $10,375 and $31,830 in research and development costs for the three and six months ended June 30, 2012 and 2011, respectively.

Income taxes

The Company accounts for income taxes under FASB Codification Topic 740, Income Taxes which requires use of the liability method. Topic 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. A valuation allowance may be applied against the net deferred tax due to the uncertainty of its ultimate realization.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  This newly issued accounting standard simplifies how an entity tests indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  The more likely than not threshold is defined as having a likelihood of more than 50 percent.  As the objective is to reduce the cost and complexity of impairment testing, adoption of this standard is not expected to impact our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact our financial position or results of operations.

4. Software Development Costs

The Company has capitalized certain costs associated with their process in developing software for internal and external use. Software development costs consist of:

	June 30, 2012	December 31, 2011
Software Development costs:
Software: Asset Central	$157,719	$157,719
Website development costs	22,445	22,445
	180,164	180,164
Accumulated amortization	118,900	100,004
	$61,264	$80,160

Future amortization:
2012	$33,414
2013	27,850
2014	—
2015	—
2016 and thereafter	—
	$61,264

Amortization for the three and six months ended June 30, 2012 and 2011 were $9,757, $9,140, 18,896, and $18,897, respectively.

5. Income Taxes

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

6. Related Party Transactions

Loans from Shareholder

In support of the Company’s efforts and cash requirements, it is relying on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note. Terms of the note have not been defined; however, the Company recognizes the nature of the financing and is accruing interest at the lowest legal interest rate, the Applicable Federal Rate, currently at 1.07%. Interest is accrued and charged to interest expense.

The following is a summary of the amounts outstanding:

	June 30,	December 31,
	2012	2011
Due to related parties:
Payable to Officer, majority shareholder	$194,772	$164,936
Payable to shareholder	462,450	394,150
Payable to affiliate company of shareholder	282,000	282,000
	$939,222	$841,086

The majority shareholder has pledged his support to fund continuing operations; however there is no written commitment to this effect. The Company is dependent upon the continued support of these parties. We have made no repayments on these advanced funds during the three and six months ended June 30, 2012 and 2011.

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

In June 2012, the Company received a subscription for $50,000 in stock.  As of August 10, 2012 the shares had not been issued yet.  The stock will likely be issued at a discount off the $1.00 market price.

There are no preferred shares authorized or outstanding. There have been no warrants or options issued or outstanding.

8. Commitments

The Company has a rental agreement for its office facilities, which expires on October 31, 2011. The lease calls for monthly payments of rent for at $1,391 per month.  In March 2012 the Company has entered into a rental agreement for its office facilities expiring on February 28, 2013.  The lease calls for monthly payments of rent of $1,338.

Future lease commitments are as follows:

For Year Ended December 31,
2012	$8,028
2013	2,676
2014	—
2015	—
2016 and thereafter	—
$10,704

Rent expense for the three and six months ended June 30, 2012 and 2011 was $3,563, 4,173, 7,595 and $8,346 respectively. There were no other operating or capital leases outstanding, as of June 30, 2012.

In May 2012, the Company secured the services of Geoff Bicknell as Chief Financial Officer.  As of August 10, 2012, there are no employment contracts or stock based compensation agreements with Mr. Bicknell.

In June 2012, the Company entered into an investment banking agreement with Ladenburg Thalmann & Co, Inc. to provide general advisory, financing and M&A services to the Company.  The agreement required an initial cash fee and subsequent fees on an as provided basis.

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

10. Subsequent events

In July 2012, the Company purchased the assets and operations of Softpay Solutions, LLC, a Utah limited liability company, for cash and stock. The assets include software, a virtual private server, contracts and marketing rights which have not been fully valued yet.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2012 and 2011

During the three months ended June 30, 2012, we generated revenues in the amount of $14,285, compared to $23,470 for the three months ending June 30, 2011. Our unrecognized revenue, deferred to future periods that our services (based on existing maintenance contracts) extend is $16,147 and $42,913 as of June 30, 2012 and December 31, 2011, respectively. Revenues decreased due to a reduction in active contracts.

Operating expenses were $95,888 and $46,242 for the three months ended June 30, 2012 and 2011, respectively. The increase in the operating expenses, in the amount of approximately $49,646 was due to several expense categories:

•	Web page development costs increased over $16,000

•	Consulting fees of $25,000 were paid in 2012.

•	Travel and related expenses increased over $16,000

Net losses incurred in the periods presented have been primarily due to revenues not reaching the break-even point . The Company incurred net losses of $(83,555) and $(27,442) for the three months ended June 30, 2012 and 2011, respectively. The increase in the loss for the current period was due in to a decrease in revenues and in an increase in operating costs.

Six months ended June 30, 2012 and 2011

During the six months ended June 30, 2012, we generated revenues in the amount of $30,706, compared to $46,267 for the six months ending June 30, 2011. Our unrecognized revenue, deferred to future periods that our services (based on existing maintenance contracts) extend is $16,147 and $42,913 as of June 30, 2012 and December 31, 2011, respectively. Revenues decreased due to less amortization of existing contracts.

Operating expenses were $159,421 and $140,155 for the six months ended June 30, 2012 and 2011, respectively. The increase in the comparative expenses, in the amount of approximately $19,266 was due to several expense categories:

•	Compensation costs decreased approximately $22,000.

•	Consulting fees increased by $25,000

•	Travel and related costs increased by approximately $23,000.

Net losses incurred in the periods presented have been primarily due revenues not reaching the break-even point yet. The Company incurred net losses of $(133,288) and $(102,976) for the six months ended June 30, 2012 and 2011, respectively. The increase in the loss for the current period was due to a decrease in revenues and an increase in operating costs.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the financial statements we have an accumulated deficit of $(991,613) and have a negative cash flow from operations of $140,524 for the six months ended June 30, 2012. This raises doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and execution of its business plan. Our independent auditor has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on executing our business plan, raise capital and generate revenues. See Note 2 of our financial statements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2012, the Company had $8,304 in cash resources to meet current obligations. Management does not consider our current cash position sufficient to sustain our operations. We estimate that our current available cash will satisfy approximately one month of our operating cash flow requirements. We have depended and continue to depend on monthly cash contributions from our majority shareholder, Gary Macleod, to meet any shortfall in meeting our obligations. We expect to generate increasing revenue during rest of the year, minimizing our need for support; however we will require capital to market our product and achieve our operating plan. In the absence of generating revenue, we anticipate that over the next twelve months we will require cash contributions from Mr. Macleod or other related parties and to sell more shares. However, there is no guarantee that these parties will make any contributions or we will find a market for our stock. We have not identified any other source of funding to meet the shortfall; thus, without their support, we may go out of business.

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

INFLATION

The effect of inflation on our net sales and revenues and income from continuing operations has not been significant for the periods presented.

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

Capitalized software costs are stated at cost. The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over three to five years. Amortization is computed on a straight line basis, which should approximate a per unit method over the total estimated units projected for sale (estimated program life is approximately five years). The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at June 30, 2012.

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

Software sales are recorded as receivable and deferred when installed or delivered because they normally include a maintenance component. The maintenance contract, which does not involve significant production, modification, or customization, is normally the only undelivered element at the time of installation or delivery.   Only recently have we sold our maintenance contracts as a separate component.  Currently the entire fee (software, services and maintenance) is recognized ratably over the period during which PCS  (maintenance period) is expected to be performed. The unrecognized portion for contracts is charged to deferred revenue and will be recognized in future periods, generally over the course of one year.

RESEARCH AND DEVELOPMENT EXPENSES - The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development.

EARNINGS (LOSS) PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common share equivalents. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common share equivalents are considered anti-dilutive and thus are excluded from the calculation. At June 30, 2012 and December 31, 2010 the Company did not have any potentially dilutive common share equivalents.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of June 30, 2012, the Corporation’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the period ended June 30, 2012. Management concluded that there has been no change in our internal control over financial reporting during the period ended June 30, 2012, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

(b) Exhibits:

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data Files of Financial Statements and Notes.

* To be submitted by amendment.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHAPOINT TECHNOLOGY, INC.

DATED: August 14, 2012	By	/s/ Gary Macleod
Gary Macleod
Chief Executive Officer

DATED: August 14, 2012	By	/s/ Geoff Bicknell
Geoff Bicknell
Chief Financial Officer