Form 10-Q/A
period 2012-06-30
AlphaPoint Technology, Inc.
filed 2012-08-23
CIK 1473654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 is to submit Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files relating to this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

(b) Exhibits:

31.1 *	Rule 13a-14(a) Certification of Principal Executive Officer

31.2 *	Rule 13a-14(a) Certification of Chief Financial Officer

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 **	Interactive Data Files of Financial Statements and Notes.

*  Previously filed

**  In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHAPOINT TECHNOLOGY, INC.

DATED: August 23 , 2012	By	/s/ Gary Macleod
Gary Macleod
Chief Executive Officer

DATED: August 23 , 2012	By	/s/ Geoff Bicknell
Geoff Bicknell
Chief Financial Officer