Form 10-Q
period 2012-09-30
AlphaPoint Technology, Inc.
filed 2012-11-14
CIK 1473654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 12, 2012, the Company had 52,000,000 shares of Common Stock outstanding.

ALPHAPOINT TECHNOLOGY, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4. Controls and Procedures	16

PART II – OTHER INFORMATION

Item 6. Exhibits	17

Signatures	17

PART I

ITEM 1. FINANCIAL STATEMENTS

AlphaPoint Technology, Inc.

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	September 30,	December 31,
	2012	2011

Assets
Current assets
Cash and cash equivalents	$1,964	$692
Accounts receivable	49,083	33,313
Total current assets	51,047	34,005

Intangible assets, net of accumulated amortization of $134,272 and $100,004, respectively	105,892	80,160

Security deposits	1,000	1,000

Total Assets	$157,939	$115,165

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$38,219	$31,670
Deferred revenue	30,047	42,913
Related party payables	980,862	841,086
Total current liabilities	1,049,128	915,669

Total liabilities	1,049,128	915,669

Commitments and contingencies	—	—

Stockholders’ Equity
Common Stock, 100,000,000 shares authorized, $0.01 par value, 51,000,000 and 50,965,000 shares issued and outstanding issued and outstanding, respectively	510,000	509,650
Additional paid-in capital	(387,500)	(422,150)
Stock subscription payable	50,000	—
Accumulated Deficit	(1,063,689)	(888,004)
Total stockholders’ equity	(891,189)	(800,504)

Total Liabilities and Stockholders’ Equity	$157,939	$115,165

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Contract revenue	$6,411	$35,494	$37,117	$81,761

Operating expenses:
Marketing and sales	—	6,000	7,666	26,666
Compensation	9,100	10,550	33,316	57,250
Professional fees	5,100	12,022	12,113	19,920
General and administrative	16,086	23,887	107,341	38,051
Research and development	1,175	5,960	11,550	37,790
Depreciation and amortization	15,372	9,756	34,268	28,653
Total operating expenses	46,833	68,175	206,254	208,330

Net loss for operations	(40,422)	(32,681)	(169,137)	(126,569)

Other income (expenses)
Interest expenses	(1,975)	(726)	(6,548)	(9,814)
Income taxes	—	—	—	—
Net loss	$(42,397)	$(33,407)	$(175,685)	$(136,383)

Earnings (loss) per share, Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding primary and dilutive	50,997,717	50,550,055	50,975,985	50,474,617

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011

Cash Flows from Operating Activities:
Net (loss) income	$(175,685)	$(136,383)
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	34,268	28,653
Deferred revenue amortization	(37,117)	—
Stock-based and non-cash compensation	—	1,000
Changes in assets and liabilities:
Accounts receivable	(15,770)	1,774
Accounts payable and accrued expenses	6,549	11,814
Deferred revenue	24,251	(19,340)
Net Cash (Used) Provided by Operating Activities	(163,504)	(112,482)

Cash Flows from Investing Activities:
Purchase of intangibles	(25,000)	—
Net Cash (Used) by Investing Activities	(25,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	50,000	56,500
Net proceeds from (repayment of) stockholder loans	139,776	73,030
Net Cash (Used) Provided by Financing Activities	189,776	129,530

Net decrease in Cash	1,272	17,048

Cash at beginning of period	692	4,366

Cash at end of period	$1,964	$21,414

Supplemental cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

Non-cash Transactions
Purchase of SoftPay Solutions, LLC assets
Intangible assets	$60,000
Stock issued	(35,000)
Cash paid above	(25,000)
	$—

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Notes to the Consolidated Financial Statements

September 30, 2012

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

In July 2012, The Company acquired the intangible assets of Softpay Solutions, LLC, a credit card processing company, to incorporate into the software platforms offered to customers.  AlphaPoint Payment Solutions, LLC was organized under the laws of Delaware to hold the assets purchased.  AlphaPoint Payment Solutions, LLC is a wholly owned subsidiary of AlphaPoint Technology, Inc.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine months ended September 30, 2012 and 2011; (b) the financial position at September 30, 2012; and (c) cash flows for the nine months ended September 30, 2012 and 2011, have been made.

Basis of Consolidation

The consolidated financial statements include the accounts and operations of AlphaPoint Technology, Inc. and its wholly owned subsidiary, AlphaPoint Payment Solutions, LLC. (collectively referred to as the Company”).  Accordingly, the assets and liabilities and expenses of AlphaPoint Payment Solutions, LLC have been included in the accompanying consolidated financial statements since inception (July 11, 2012), and material intercompany transactions have been eliminated.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of September 30, 2012 and December 31, 2011 the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at September 30, 2012.

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

There have been no revenues from the credit card processing activities of AlphaPoint Payment Solutions, LLC as of the date of these statements.

Advertising

The costs of advertising are expensed as incurred. Advertising expense was $7,666 and $6,000 for the three months ended September 30, 2012 and 2011 and  $7,666 and $26,666 for the nine months ended September 30, 2012 and 2011, respectively. Advertising expenses are included in the Company’s operating expenses.

Research and Development

The Company expenses research and development costs when incurred. Research and development costs include engineering, programmer costs and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development.

Income taxes

The Company uses the liability method for recording income taxes.  Under this method, deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. A valuation allowance may be applied against the net deferred tax due to the uncertainty of its ultimate realization.

Earnings (loss) per share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income by the weighted average number of shares plus any potentially dilutive shares. The Company does not have any potentially dilutive instruments and, thus, anti-dilution issues are not applicable.  At September 30, 2012, 1,000,000 shares of common stock pending issuance was considered anti-dilutive and not included in the diluted earnings per share calculation.

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

4. Intangible Assets

The Company has capitalized certain costs associated with their process in developing software for internal and external use. The intangibles acquired from SoftPay include software, a virtual private server, contracts and marketing rights which have not been fully valued yet. Intangible assets consist of:

	September 30, 2012	December 31, 2011
Software Development costs:
SoftPay intangibles	$60,000	$—
Software: Asset Central	157,719	157,719
Website development costs	22,445	22,445
	240,164	180,164
Accumulated amortization	134,272	100,004
	$105,892	$80,160

Future amortization:
2012	$51,544
2013	39,348
2014	15,000
2015	—
2016 and thereafter	—
	$105,892

Amortization for the three and nine months ended September 30, 2012 and 2011 were $15,372, $9,756, $34,268, and $28,653, respectively.

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

The following is a summary of the amounts outstanding:

	September 30,	December 31,
	2012	2011
Due to related parties:
Payable to Officer, majority shareholder	$196,962	$164,936
Payable to shareholder	501,900	394,150
Payable to affiliate company of shareholder	282,000	282,000
	$980,862	$841,086

The majority shareholder has pledged his support to fund continuing operations; however there is no written commitment to this effect. The Company is dependent upon the continued support of these parties. We have made no repayments on these advanced funds during the three and nine months ended September 30, 2012 and 2011.

The Company does not have employment contracts with its key employees, including the majority shareholder who is the Chief Executive Officer.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

7. Equity

The total number of shares of capital stock which the Company shall have authority to issue is one hundred million (100,000,000) common shares with a par value of $0.01, of which 51,000,000 have been issued. The Company intends to issue additional shares in an effort to raise capital to fund its operations. Common shareholders will have one vote for each share held.

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

In June 2012, the Company received a subscription for $50,000 in stock from a new officer.  As of November 10, 2012 the Company had requested the transfer agent to issue 1,000,000 shares of common stock or $0.05 per share.

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

Future lease commitments are as follows:

For Year Ended December 31,
2012	$4,014
2013	2,676
2014	—
2015	—
2016 and thereafter	—
$6,690

Rent expense for the three and nine months ended September 30, 2012 and 2011 was $7,196, $4,173, $14,791 and $12,519 respectively. There were no other operating or capital leases outstanding, as of September 30, 2012.

In May 2012, the Company secured the services of Geoff Bicknell as Chief Financial Officer.  As of September 30, 2012, there are no employment contracts or stock based compensation agreements with Mr. Bicknell.

In June 2012, the Company entered into an investment banking agreement with Ladenburg Thalmann & Co, Inc. to provide general advisory, financing and M&A services to the Company.  The agreement required an initial non-refundable cash fee of $25,000 and subsequent financing transaction fees for consummated financed transactions.

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

10. Subsequent events

The Company has evaluated subsequent events through the date these statements were available for release.

On November 14, 2012 the Company issued 1,000,000 shares of common stock in settlement of the stock payable in the amount of $50,000.  The stock was issued at $0.05 per share.

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

From inception through 2009, our business operations consisted of the development of our software product, which included research and development, executing our business and marketing plan, and financing activities, in which to fund the operations. We introduced our software and product offerings in late 2009.  During July 2012, the Company acquired software and rights to process credit card transactions.  This feature will be incorporated into the Company’s existing software products.

RESULTS OF OPERATIONS

Three months ended September 30, 2012 and 2011

During the three months ended September 30, 2012, we generated revenues in the amount of $6,411, compared to $35,494 for the three months ending June 30, 2011. Our unrecognized revenue, deferred to future periods that our services (based on existing maintenance contracts) extend is $30,047 and $42,913 as of September 30, 2012 and December 31, 2011, respectively. Revenues decreased due to a reduction in active contracts.

Operating expenses were $46,833 and $68,175 for the three months ended September 30, 2012 and 2011, respectively. The decrease in the operating expenses was due in part to reductions in legal fees, travel costs and software development costs.

Net losses incurred in the periods presented have been primarily due to revenues not reaching the break-even point. The Company incurred net losses of $40,422 and $(32,681) for the three months ended September 30, 2012 and 2011, respectively. The increase in the loss for the current period was due in to a decrease in revenues offset by a decrease in operating costs as described above.

Nine months ended September 30, 2012 and 2011

During the nine months ended September 30, 2012, we generated revenues in the amount of $37,117, compared to $81,761 for the nine months ending September 30, 2011. Our unrecognized revenue, deferred to future periods that our services (based on existing maintenance contracts) extend is $30,047 and $42,913 as of September 30, 2012 and December 31, 2011, respectively. Revenues decreased due to a reduction in active contracts.

Operating expenses were $206,254 and $208,330 for the nine months ended September 30, 2012 and 2011, respectively. Although the total stayed about the same, there were changes in several accounts:

•	Compensation costs decreased approximately $24,000.

•	Marketing decreased approximately $19,000.

•	Consulting increased by $25,000

•	Travel and related costs increased by approximately $20,000.

Net losses incurred in the periods presented have been primarily due revenues not reaching the break-even point yet. The Company incurred net losses of $(175,685) and $(136,383) for the nine months ended September 30, 2012 and 2011, respectively. The increase in the loss for the current period was due mainly to a decrease in revenues.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the financial statements we have an accumulated deficit of $(1,063,689) and have a negative cash flow from operations of $(163,504) for the nine months ended September 30, 2012. This raises doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and execution of its business plan. Our independent auditor has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on executing our business plan, raise capital and generate revenues. See Note 2 of our financial statements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2012, the Company had $1,964 in cash resources to meet current obligations. Management does not consider our current cash position sufficient to sustain our operations. We estimate that our current available cash will satisfy approximately one month of our operating cash flow requirements. We have depended and continue to depend on monthly cash contributions from our majority shareholder, Gary Macleod, to meet any shortfall in meeting our obligations. We expect to generate increasing revenue during rest of the year, minimizing our need for support; however we will require capital to market our product and achieve our operating plan. In the absence of generating revenue, we anticipate that over the next twelve months we will require cash contributions from Mr. Macleod or other related parties and to sell more shares. However, there is no guarantee that these parties will make any contributions or we will find a market for our stock. We have not identified any other source of funding to meet the shortfall; thus, without their support, we may go out of business.

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

Capitalized software costs are stated at cost. The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over three to five years. Amortization is computed on a straight line basis, which should approximate a per unit method over the total estimated units projected for sale (estimated program life is approximately five years). The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at September 30, 2012.

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

EARNINGS (LOSS) PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common share equivalents. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common share equivalents are considered anti-dilutive and thus are excluded from the calculation. At September 30, 2012 and December 31, 2011 the Company did not have any potentially dilutive common share equivalents.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of September 30, 2012, the Corporation’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the period ended September 30, 2012. Management concluded that there has been no change in our internal control over financial reporting during the period ended September 30, 2012, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

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

ALPHAPOINT TECHNOLOGY, INC.

By	/s/ Gary Macleod
Gary Macleod
Chief Executive Officer

By	/s/ Geoff Bicknell
Geoff Bicknell
Chief Financial Officer

DATED: November 14, 2012