Form 10-Q/A
period 2012-09-30
AlphaPoint Technology, Inc.
filed 2012-11-21
CIK 1473654

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2012 is to submit Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files relating to our previously filed Quarterly Report on Form 10-Q for the period ended September 30, 2012.

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

*    Previously filed.

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

DATED: November 21, 2012