Form 10-K
period 2012-12-31
AlphaPoint Technology, Inc.
filed 2013-04-01
CIK 1473654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes    ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2012:   $13,976,000

Number of the issuer’s Common Stock outstanding as of April 1, 2013:  54,750,000

Documents incorporated by reference: None.

- ii -

ALPHA POINT TECHNOLOGIES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

TABLE OF CONTENTS

		Page
PART I

Item 1.	Business	1
Item 1A	Risk Factors	1
Item 1B	Unresolved Staff Comments	2
Item 2.	Properties	2
Item 3.	Legal Proceedings	2
Item 4.	Mine Safety Disclosures	2

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities	3
Item 6.	Selected Financial Data	3
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	8
Item 8.	Financial Statements and Supplementary Data	8
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	9
Item 9A.	Controls and Procedures	9
Item 9B.	Other Information	10

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant	10
Item 11.	Executive Compensation	14
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	16
Item 13.	Certain Relationships and Related Transactions and Director Independence	17
Item 14.	Principal Accountant Fees and Services	17

PART IV

Item 15.	Exhibits and Financial Statement Schedules	18

Signatures		19

EX-31.1	Rule 13a-14(a) Certification of Principal Executive Officer

EX-31.2	Rule 13a-14(a) Certification of Principal Financial and Accounting Officer

EX-32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Limited Corporate History

Because we were incorporated on November 13, 2008 we have a limited operating history that can be used to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays that we may encounter because we are a small business. As a result, we may not be profitable and we may not be able to generate sufficient revenue to develop as we have planned. To address these risks the Company must, among other things, continue to attract investment capital, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to upgrade the AssetCentral Software. The Company’s Auditors have expressed a going concern qualification in their independent auditor’s report to the Company dated April 1, 2013 relating to the Company’s audited financial statements for the years ended December 31, 2012 and 2011.

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

We are currently deficient of liquidity and capital resources and do not generate sufficient revenue to sustain our operations. We have minimal cash reserves and depend on monthly cash contributions from our majority shareholder, Mr. Gary Macleod, to meet our obligations. There are no written agreements for the Company to repay these cash contributions, and we do not believe written agreements are necessary due to the time and effort Mr. Macleod has invested in this venture. We expect to generate revenue during the year, minimizing our need for support from Mr. Macleod; however, we will require capital to market our product and achieve our operating plan. In the absence of generating revenue, we anticipate that over the next twelve months we will require approximately $185,000 in cash contributions from Mr. Macleod (based on our cash used in operations for 2012). However, there is no guarantee that Mr. Macleod will make any contributions or that operations will stay consistent. We have not identified any other source of funding to meet the shortfall other than Mr. Macleod; thus, without his support, we will likely go out of business.

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

Management Risks

Managing a small public company involves a high degree of risk. Few small public companies ever reach market stability and we will be subject to oversight from governing bodies and regulations that will be costly to meet.  Our present officers and directors do have experience in managing a fully reporting public company, but may also obtain outside consultants to assist with our meeting these requirements.  These outside consultants are expensive and can have a direct impact on our ability to be profitable. This will make an investment in our Company a highly speculative and risky investment.

While the Company is attempting to disclose all of the potential risks associated with an investment in the Company, there can be no assurance that all of the risks are visible to management.  Events occurring in the future may be additional risks to an investment in the Company..

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company does not own any property at this time.  As of March 1, 2012, the Company has new offices in rented space in Sarasota, Florida under a year by year lease.

ITEM 3. LEGAL PROCEEDINGS

Current regulations and reporting requirements require the Company to disclose any legal proceedings that are ongoing and could have a material impact on the financial statements for the year ended December 31, 2012. We know of no active or pending legal proceedings against us, nor are we involved as a plaintiff in any active or pending legal proceedings that are material. There are no proceedings in which any of our directors, sole officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4. MINE SAFTEY DISCLOSURES

Not Applicable

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

	High	Low
Fiscal Year 2011
First quarter ended March 31, 2011	$—	$—
Second quarter ended June 30, 2011	$—	$—
Third quarter ended September 30, 2011	$1.00	$1.00
Fourth quarter ended December 31, 2011	$1.00	$0.95

Fiscal Year 2012
First quarter ended March 31, 2012	$1.00	$0.95
Second quarter ended June 30, 2012	$1.05	$0.90
Third quarter ended September 30, 2012	$1.05	$0.20
Fourth quarter ended December 31, 2012	$0.35	$0.20

Approximate Number of Equity Security Holders

On March 25, 2013 the Company’s common stock had a closing price quotation of $0.27. As of March 25, 2013 there were approximately 34 certificate holders of record of the Company’s common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion and development of our business.

ITEM 6. SELECTED FINANCIAL DATA

We qualify as a smaller reporting company, as defined by Rule 229.10(f)(1), and therefor are  not required to provide the information required by this Item.

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

General Business Overview:

We are a company, incorporated in the State of Delaware on November 13, 2008 as a for-profit company, and an established fiscal year of December 31.  Our auditor has issued a going concerned opinion. This means there is doubt that we can continue as an on-going business unless we obtain additional capital to meet our obligations, either through the sale of our common shares or other traditional financing..

From inception through 2009, our business operations consisted of the development of our software product, which included research and development, executing our business and marketing plan, and financing activities, in which to fund the operations.  We introduced our software and product offerings in late 2009.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows. On a regular basis, we review our accounting policies and how they are applied and disclosed in our financial statements.

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

Software Development Costs - The Company accounts for software development costs in accordance with several accounting pronouncements, including ASC 730, Research and Development, ASC 350-40, Internal-Use Software, 985-20, Costs of Computer Software to be Sold, Leased, or Marketed and ASC 350-50, Website Development Costs.

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

Capitalized software costs are stated at cost.  The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over three to five years.  Amortization is computed on a straight line basis, which should approximate a per unit method over the total estimated units projected for sale (estimated program life is approximately five years).  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at December 31, 2012.

Revenue Recognition – Our revenue is derived from multiple element arrangements, generally software, training, asset tagging and maintenance.  We recognize our revenue in accordance with ASC 985-605, which requires establishment of vendor specific objective evidence (VSOE) for our software and our maintenance (post contract service or PCS).  We have limited sales history and therefore management has determined that we are unable, at the current time, to statistically support the establishment of VSOE for the fair value for certain elements of our offering arrangements.

Software sales are recorded as receivable when installed or delivered.  As of December 31, 2012 we had not sold our product without a maintenance component, nor had we sold our maintenance as a separate component.   The maintenance contract, which does not involve significant production, modification, or customization, is the only undelivered element at the time of installation or delivery.  Currently, the entire fee (software, services and maintenance) is recognized ratably over the period during which the post contract service support (maintenance period) is expected to be performed.  The unrecognized portion for contracts is charged to deferred revenue and will be recognized in future periods, generally one year.

Results of Operations

For the years ended December 31, 2012 and 2011:

We have generated revenues from our software product and service offerings in the amount of $39,194 and $105,463 for the years ended December 31, 2012 and 2011, respectively. In 2010, our initial year of product sales, our billings were $116,301, of which $85,955 ($12,245 in 2011) was unrecognized revenue, deferred to future periods that our services (maintenance contracts) extend. In 2011our billings were $62,421, of which $30,668 was unrecognized revenue that has been deferred to future periods that our services (maintenance contracts) extend. The deferred revenue represents amounts that have been billed and collected and will be recognized as revenue over the next 12 months.  Our services include our product software (AssetCentral), training and installation, and maintenance contracts.

Operating expenses were $325,900 and $310,543 for the years ended December 31, 2012 and 2011, respectively.  The increase in year over year expenses, in the amount of approximately $176,000 was due to several expense categories:

•	Marketing and sales expense decreased approximately $121,000 since we had brought our product to market in 2010 less marketing was needed in 2011;

•	Compensation increased approximately $34,000 as we incurred executive and administrative overhead costs in an effort to support our expanding business efforts;

•

Professional expenses decreased by approximately $17, 000 due to the costs incurred in 2010 to make the company publicly registered. Additional expenses are expected as the Company is considering the purchase of another technology company.

•

Research and development expenses decreased significantly primarily due to the classification and absorption of costs incurred in the development of our software that was finished in 2010. During 2010 expenses were incurred to finalize the product prior to its launch and since its launch in 2010 costs to improve the product have been expensed as incurred.  During the prior two years we had spent approximately $45,800 and $123,800 in research and development costs for the years 2011 and 2011, respectively.

Other expenses were $7,382 in 2011 as compared to $9,551 for the years ended December 31, 2012. The decrease was due to an increase in our related party debt and decrease in our variable interest rate (applicable federal rate).

Net losses incurred in the periods presented have been primarily due to operating costs.  The Company incurred net losses of $212,462 and $296,257 for the years ended December 31, 2012 and 2011, respectively.  The decrease in the year over year net loss was due in part by an increase in revenues but primarily from a decrease in general and administrative expenses, described above in the operating expense discussion, particularly marketing and development costs.  At this time, normal costs of public filing will continue and it is not known when significant revenues will occur to off-set these expenses.

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

At December 31, 2012, the Company had $2,603 in cash resources to meet current obligations.  Management does not consider our current cash position sufficient to sustain our operations.   We estimate that our current available cash will satisfy approximately one month of our operating cash flow requirements. We have depended and continue to depend on monthly cash contributions from our majority shareholder, Gary Macleod, to meet any shortfall in meeting our obligations.  We expect to generate revenue during the year, minimizing our need for support; however we will require capital to market our product and achieve our operating plan.  In the absence of generating revenue, we anticipate that over the next twelve months we will require approximately $185,000 in cash contributions from Mr. Macleod (based on our cash used in operations for 2011).  However, there is no guarantee that Mr. Macleod will make any contributions or that operations will stay consistent. We have not identified any other source of funding to meet the shortfall other than Mr. Macleod; thus, without his support, we will likely go out of business.

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

As reflected in the financial statements we have an accumulated deficit from inception of $888,004 and have a negative cash flow from operations of $184,704 and $201,211 for the years ended December 31, 2011 and 2012, respectively. This raises doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and execution of its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. Our Board of Directors consists of four (4) individuals who advise our chief executive officer and chief financial officer. Our executive officer makes decisions on all significant corporate matters such as the approval of terms of the compensation of our executive officer and the oversight of the accounting functions.

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

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the audited financial statement for the year ended December 31, 2012.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALPHAPOINT TECHNOLOGIES, INC.

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 855.334.0934 Toll free

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

AlphaPoint Technologies, Inc.

We have audited the accompanying balance sheet of Company as of December 31, 2012, and the related statement of operations, stockholders’ deficiency, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements as of and for the year ended December 31, 2011 were audited by another auditor who expressed an unqualified opinion on March 22, 2012.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AlphaPoint Technologies, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a history of losses, an accumulated deficit, and negative cash flows from operations. The Company is currently reliant on the majority shareholder’s funding operations and is requiring traditional financing or equity funding to expand its operating plan. There is no written commitment for this continued funding. These conditions raise doubt about the Company’s ability to continue as a going concern. Further information and management’s plans in regard to this uncertainty were also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

April 1, 2013

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
AlphaPoint Technology, Inc.
5245 Office Park Blvd., Suite 102
Bradenton, FL 34203

I have audited the accompanying balance sheet of AlphaPoint Technology, Inc., Inc. (the “Company”) for the year ended December 31, 2011 and the related statement of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has a history of losses, has an accumulated deficit and negative cash flows from operations.  The Company is currently reliant on the majority shareholder’s funding operations and is requiring traditional financing or equity funding to expand its operating plan. These conditions raise doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty were also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

March 22, 2012

AlphaPoint Technology, Inc.

Balance Sheets

	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$2,603	$692
Accounts receivable	33,313	33,313
Total current assets	35,916	34,005

Software development costs, net of accumulated amortization of $89,631 and $60,978, respectively	93,006	80,160
Security deposits	—	1,000

Total Assets	$128,922	$115,165

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$41,220	$31,670
Deferred revenue	25,255	42,913
Related party payables	1,019,208	841,086
Total current liabilities	1,085,683	915,669

COMMITMENTS AND CONTINGENCIES (Note 8)

Stockholders’ Equity
Common Stock, 100,000,000 shares authorized, $0.01 par value, 54,750,000 and 48,400,000 shares issued and outstanding issued and outstanding, respectively	547,500	509,650
Additional paid-in capital	(320,000)	(422,150)
Accumulated Deficit	(1,184,261)	(888,004)
Total stockholders’ equity	(956,761)	(800,504)

Total Liabilities and Stockholders’ Equity	$128,922	$115,165

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Statements of Operations

	For the Year Ended December 31,
	2012	2011

Contract revenue	$39,194	$105,463

Operating expenses:
Marketing and sales	7,666	44,666
Compensation	124,856	90,650
Professional fees	41,342	24,317
General and administrative	93,332	66,091
Research and development	11,550	45,793
Depreciation and amortization	39,026	39,026
Total operating expenses	325,900	310,543

Net loss from operations	(286,706)	(205,080)

Other income (expenses)
Interest expenses	(9,551)	(7,382)

Net loss	$(296,257)	$(212,462)

Earnings (loss) per share, basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding primary and dilutive	54,299,192	50,758,661

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Statements of Stockholders’ Equity

	Common Stock		Additional		Stock
		Par Value	Paid in	Accumulated	Holders’
	shares	$0.01	Capital	Deficit	Equity

Balance December 31, 2010 (Restated)	48,400,000	$484,000	$(454,000)	$(675,542)	$(645,542)

Stock for services	2,000,000	20,000	(19,000)	—	1,000

Sale of stock	565,000	5,650	50,850	—	56,500

Net loss				(212,462)	(212,462)

Balance December 31, 2011	50,965,000	$509,650	$(422,150)	$(888,004)	$(800,504)

Stock for Acquisition	35,000	350	34,650	—	35,000

Sale of stock	1,000,000	10,000	40,000	—	50,000

Stock for services	2,750,000	27,500	27,500	—	55,000

Net loss				(296,257)	(296,257)

Balance December 31, 2012	54,750,000	$547,500	$(320,000)	$(1,184,261)	$(956,761)

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Statements of Cash Flows

	For the Year Ended
	December 31,
	2012	2011

Cash Flows from Operating Activities:
Net loss	$(296,257)	$(212,462)
Adjustment to reconcile net loss to net cash provided by operations:
Depreciation and amortization	39,026	39,026
Stock-based and non-cash compensation	55,000	1,000
Changes in assets and liabilities:
Accounts receivable	—	21,392
Security deposits	1,000	—
Accounts payable and accrued expenses	9,550	9,382
Deferred revenue	(17,658)	(43,042)
Net Cash (Used) by Operating Activities	(201,211)	(184,704)

Cash Flows from Investing Activities:
Purchase of intangible assets	(25,000)	—
Net Cash Used by Investing Activities	(25,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	50,000	56,500
Net proceeds from stockholder loans	178,122	124,530
Net Cash Provided by Financing Activities	237,122	181,030

Net decrease in Cash	1,911	(3,674)

Cash at beginning of period	692	4,366

Cash at end of period	$2,603	$692

Supplemental cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

Noncash Investing and Financing Activities:
Stock issued	$(35,000)

The notes are an integral part of these financial statements.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of December 31, 2012 and 2011 the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Amortization is computed on a straight line basis, which should approximate a per unit method over the total estimated units projected for sale (estimated program life is approximately five years).   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at December 31, 2012.

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

Software sales are recorded as receivable and deferred when installed or delivered.  As of December 31, 2012, we had not sold our product without a maintenance component, nor had we sold our maintenance as a separate component.   The maintenance contract, which does not involve significant production, modification, or customization, is the only undelivered element at the time of installation or delivery.  Currently the entire fee (software, services and maintenance) is recognized ratably over the period during which the post contract service support (maintenance period) is expected to be performed.   The unrecognized portion for contracts is charged to deferred revenue and will be recognized in future periods, generally one year.

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $7,666 and $44,666 for the year ended December 31, 2012 and 2011, respectively.  Advertising expenses are included in the Company’s operating expenses.

Research and Development

The Company expenses research and development costs when incurred.  Research and development costs include engineering, programmer costs and testing of product and outputs.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.  We spent $11,550 and $45,793 in research and development costs for the year ended December 31, 2012 and 2011, respectively

Income taxes

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

4.    Software Development Costs

The Company has capitalized certain costs associated with their process in developing software for internal and external use.  Software development costs consist of:

	December 31, 2012	December 31, 2011
Software Development costs:
Software: Asset Central	$157,719	$157,719
Website development costs	22,445	22,445
Softpay assets	60,000	—
	240,164	180,164
Accumulated amortization	147,158	100,004
	$93,006	$80,160

Future amortization:
2012	$50,928
2013	32,078
2014	10,000
2015	—
2016 and thereafter	—
	$93,006

Amortization for the years ended December 31, 2012 and 2011 was $39,026 and $39,026, respectively.

In July 2012, the Company acquired the intangible assets of Softpay Solutions, Inc. for $60,000 in cash and stock.  The value of the assets acquired were allocated as follows:

Intangible Assets Acquired from Softpay Solutions, Inc.	High Value	Low Value	Assigned Value

Trade names, logos, trademarks	$8,000	$3,000	$3,000
Software and manuals	150,000	50,000	50,000
Website	15,000	5,000	7,000
Total purchase price			$60,000

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

Deferred tax assets resulted from the net operating losses generated by the Company. The Company provides for income taxes as follows:

	December 31, 2012	December 31, 2011
Current provision
Income tax provision (benefit) at statutory rate	$(65,200)	$(111,300)
State income tax expense (benefit), net of federal benefit	(6,300)	(10,800)
subtotal	(71,500)	(122,100)
Valuation allowance	71,500	122,100
	$—	$—

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years.  As of December 31, 2012 the Company had no net operating loss carry forwards, as the Company was taxed under the provisions of Subchapter S, as previously disclosed.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2009 (inception) through 2012.  The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the years ended December 31, 2012 and 2011.

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

The following is a summary of the amounts outstanding:

	December 31,	December 31,
	2012	2011
Due to related parties:
Payable to Officer, majority shareholder	$195,058	$164,936
Payable to shareholder	542,150	394,150
Payable to affiliate company of shareholder	282,000	282,000
	$1,019,208	$814,086

The majority shareholder has pledged his support to fund continuing operations; however there is no written commitment to this effect.  The Company is dependent upon the continued support of these parties. We have made no repayments on these advanced funds during the years ended December 31, 2012 and 2011.

The Company does not have employment contracts with its key employees, including the majority shareholder who is the Chief Executive Principal.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

7.    Equity

The total number of shares of capital stock which the Company shall have authority to issue is one hundred million (100,000,000) common shares with a par value of $0.01, of which 54,750,000 have been issued.  The Company intends to issue additional shares in an effort to raise capital to fund its operations.  Common shareholders will have one vote for each share held.

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

In June 2012, the Company sold 1,000,000 shares of common stock for $50,000 cash or $0.05 per share.

In July 2012, the Company issued 35,000 shares of common stock at $1.00 each to acquire intangible assets.

In 2012, the Company issued 2,750,000 shares of stock for services at $0.02 per share.

There are no preferred shares authorized or outstanding.  There have been no warrants or options issued or outstanding.

8.    Commitments

The Company has entered into a rental agreement for its office facilities, expiring on February 28, 2013.  The lease calls for monthly payments of rent of $1,338 plus the costs of utilities and maintenance to the facilities.

Rent expense for the years ended December 31, 2012 and 2011 for this facility was $21,475 and $16,692 respectively.  There were no other operating or capital leases outstanding, as of December 31, 2012.

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

10.    Subsequent events

Management has evaluated subsequent events that occurred through April 1, 2013 that would have a material impact on our financial statements.

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

On December 18, 2012, Peter Messineo, CPA declined to sit for re-appointment as the Company’s independent registered audit firm due to changes in his firm.  On December 17, 2012, Peter Messineo joined the firm now known as DKM Certified Public Accountants.

The reports of Peter Messineo, CPA as of and for the fiscal years ended December 31, 2011 and December 31, 2010 contained  no adverse  opinion or  disclaimer  of opinion and were not qualified  or modified as to  uncertainty,  audit scope or  accounting principle  except to indicate that there was  substantial  doubt about the Company ability to continue as a going concern.

During the fiscal years ended  December  31, 2011 and  2010, and through each subsequent  period,  there have been no disagreements with  Peter Messineo, CPA on any matter of  accounting  principles  or  practices,   financial  statement  disclosure  or  auditing  scope  or procedure,  which disagreements if not resolved to the satisfaction of Peter Messineo, CPA would have caused them to make  reference  thereto in connection  with their report on the financial  statements for such years.

On December 18, 2012, The Company engaged DKM Certified Public Accountants as their independent registered accounting firm.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  The framework used by management in making that assessment was the criteria set forth in the document entitled ” Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2012, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages as of March 22, 2013 is as follows:

NAME AND ADDRESS	AGE	POSITION(S)

Gary Macleod 6114 Glen Abbey Lane Bradenton, FL 34202	49	Co-Founder/President, and member of the Board of Directors

Paul Lee Avery 88 Mohican Road Blairstown, NJ 07805	71	Co Founder/Consultant and member of the Board of Directors

John Peter Satta 176 Stillwater Road Hardwick, NJ 07825	54	Co Founder/Consultant and member of the Board of Directors

Kimberly March-Crew 991 Smithbridge Road Glen Mills, PA 19342	48	Member of the Board of Directors

Geoff Bicknell 6731 Business Blvd., Suite 200 Sarasota, Florida 34240	69	Chief Financial Officer

Peter Breen 35 Amherst Drive Basking Ridge, NJ 07920	47	Member of the Board of Directors

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

Gary Macleod has been involved with the software industry for over twenty years. Mr. Macleod brings diversified leadership expertise to information technology and the software sector. He has career successes steering start-up and organizational growth initiatives for dynamic enterprises and technologically sophisticated solutions, products, and services. Mr. Macleod has broad-based expertise spanning information technology, revenue expansion, capital funds generation, market share growth, team building, operations, administration, general management, and finance. Mr. Macleod’s experience includes;  raising capital for companies to ensure organizational existence, steering product market introduction efforts, filing comprehensive and required publicly-held organization financial reports, overseeing entire program lifecycle including: identifing market demographics, developing long-term business plans, establishing distributor bases, strengthening stakeholder confidence, restructuring organizations, and more.

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

Geoff Bicknell, Chief Financial Officer

Mr. Bicknell is a non-executive director of the Isle of Man based Douglas Bay Capital Plc where he was formerly Chief Financial Officer from February 2009 until September 2011. From September 2011 to December 2011 he was also Chief Financial Officer of Savtira Corp, a Delaware corporation based in Tampa, Florida, which is in the business of digital distribution with a Software-as-a-Service (SaaS) eCommerce platform. Prior to joining DouglasBay, Mr. Bicknell was interim Finance Director of Ricardo Plc, an engineering consulting firm, and Anite Plc, a supplier of software for mobile device and network testing. He was also non-executive director of Brady Plc, Trafficmaster Plc and Acta Spa. He brings 40 years of broad based financial, commercial and operational management expertise from international remits throughout Europe and North America. Mr. Bicknell has held executive directorships in companies including Rockwell International, TI Group Plc, Lucas Industries, Maxima Holdings Plc and Northgate Information Solutions Plc. He is a Chartered Accountant in the United Kingdom and Canada.

Peter Breen, Director and Member of the Board of Directors

Mr. Breen, General Manager and Business Owner of Broadridge Financial Solutions (NYSE: BR), is responsible for all day-to-day operations, overall management, growth and innovation for the Corporate Issuer Solutions division within Broadridge.  Broadridge is a $2.4BN NYSE Company with 6,000 employees worldwide.

Prior to his arrival at Broadridge, Mr. Breen served as a Managing Director at The Bank of New York-Mellon (NYSE: BK) and oversaw all business development for BNY Mellon’s Shareowner Services business, and served as a member of the Senior Management Team of that business unit.  Additionally, Mr. Breen also had the distinct pleasure and honor of serving on BNY Mellon’s Revenue Growth Board, a permanent body of 22 officers, reporting directly to the CEO and Executive Committee.  The Board was formed to oversee all revenue related efforts across the entire enterprise.

Mr. Breen spent a combined 11 years as an entrepreneur and business owner, working with clients such as NASDAQ, Scottrade, BetterInvesting, and many others.  While co-managing The Vokser Group, Mr. Breen launched a publicly traded index–the BetterInvesting Top 100 Index (NASDAQ: BIXX)–which is designed to outperform major benchmarks in all types of investing climates/cycles.  Before Vokser, Mr. Breen co-founded BUYandHOLD and served as Chairman and CEO. He was recognized as a finalist in Ernst & Young’s Entrepreneur of the Year and was the recipient of a U.S. Patent for the innovative aggregation process designed to make investing more accessible and intuitive for the individual investor.

Mr. Breen studied Economics at Marion Military Institute and The University of Maine.  He received his Commission as an Infantry Officer in the United States Army and earned his Airborne Wings as an Army Paratrooper.

OTHER DIRECTORSHIPS

Mr. Macleod served as a Board Member (Director) of Non-Invasive Monitoring Systems, Inc., a publicly traded Company, from November 2005,to January 2008. Mr. Macleod resigned from the Board in January 2008. No other AlphaPoint Technology, Inc. Board members have had any Board affiliations or have served as a director of a publicly traded company.

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

COMMITTEES OF THE BOARD OF DIRECTORS

Our directors have not established any committees, including an Audit Committee, a Compensation Committee, a Nominating Committee, or any committee performing a similar function. The functions of those committees are being undertaken by our directors. Because we have only one independent director (Ms. Kimberly March-Crew), our directors believe that the establishment of committees of the Board would not provide any benefits to our Company and could be considered more form than substance.

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

WE HAVE ONE INDEPENDENT DIRECTOR (Ms. Kimberly March Crew) AND THE COMPANY HAS NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

ITEM 11.     EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the past three years.

Name						Non-Equity	Nonqualified
and				Stock	Option	Incentive Plan	Deferred	All Other
principal	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
position		($)	($)	($)	($)	($)	Earnings ($)	($)	($)

Gary Macleod, CEO, Director	2012 2011 2010	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Paul Avery, Consultant	2012 2011 2010	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
John Satta, Consultant	2012 2011 2010	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

We have paid a nominal salary to our Chief Executive Officer and Director as of the date of this Prospectus. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and director other than as described herein.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2012.

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

DIRECTOR COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the year ended December 31, 2012 and 2011.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Gary Macleod	0	0	0	0	0	0	0
Paul Avery	0	0	0	0	0	0	0
John Satta	0	0	0	0	0	0	0
Kimberly March Crew	0	0	0	0	0	0	0
Peter Breen	0	0	0	0	0	0	0

At this time, we have not entered into any employment agreements with our sole officer and directors. If there is sufficient cash flow available from our future operations, we may enter into employment agreements with our sole officer and directors or future key staff members

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our Officers and Directors and Consultants, individually and as a group, and the present owners of 5% or more of our total outstanding shares as of March 31, 2013. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholder listed below has direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class [3]	Name and Address of Beneficial Owner [1]	Number	Percent of Class [2]

Directors and Officers:
Common Stock	Gary Macleod, CEO, Director 6114 Glenn Abbey Lane, Bradenton, FL 34202	15,000,000	27.4%
Common Stock	Paul Avery, Director 88 Mohican Road, Blairstown, NJ 07805	9,000,000	16.4%
Common Stock	John Satta, Director 176 Stillwater Road, Hardwick, NJ 07825	1,500,000	2.7%
Common Stock	Kimberly March Crew, Director 991 Smithbridge Road, Glen Mills, PA 19342	250,000	0.5%
Common Stock	Peter Breen , Director 35 Amherst Drive, Basking Ridge, NJ 07920	1,000,000	2.0%
DIRECTORS AND OFFICERS AS A GROUP		26,750,000	49.0%

Greater than 5% Shareholders:
Common Stock	Marion LaSala 688 Pines Lake Drive, Wayne, NJ 07470	9,000,000	16.4%
Common Stock	Ronald Harris 6784 Casa Grande Way, Delray Beach, FL 33446	3,750,000	6.8%
Common Stock	Jay Letendre 5692 Bentgrass Dr Unit 103, Sarasota FL, 34235	3,000,000	5.5%

[1] The person named above may be deemed to be a “parent” and “promoter” of our Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Mr. Macleod is the only “promoter” of our Company.

[2] Based on 54,750,000 shares issued and outstanding as of the date of this Prospectus

[3] There is only one class of stock (common)

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control of our Company in the future.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We received advances in the amount of $390,545 and $308, 400 for the years ended December 31, 2012 and 2011, respectively, to fund our operating needs.  The accumulation of these advances were in the amount of $716,556 and $326,011 as of December 31, 2012 and 2011, respectively (see Table 15 below). The amounts were comprised of $146,406 and $107,061 as of December 31, 2012 and 2011, respectively, from Gary Macleod, the majority shareholder; $290,150 and $143,950 as of December 31, 2012 and 2011, respectively, from Marion LaSala, a beneficial shareholder; and $280,000 and $75,000 as of December 31, 2012 and 2011, respectively, from AJL Inc., a company owned by the husband of Marion LaSala.  These obligations have not been formalized by promissory notes or other writing.  Terms have not been defined; however, the Company recognizes the nature of the financing and is accruing interest at the lowest legal interest rate, the Applicable Federal Rate, currently at 2.72% interest rate.  There are no other relationships or related party transactions.  There were no repayments during the years ended December 31, 2012 and 2011.

Loans from Shareholders

	December 31, 2012	December 31, 2011
Advances received from:
Gary Macleod	$195,058	$164,936
Marion LaSala	542,151	394,150
AJL, a company owned by the husband of Ms. LaSala	282,000	282,000
	$1,019,209	$814,086

In exchange for their initial investment of $300,000 and contribution of intellectual property, and for founding and organizing our Company, Directors Gary Macleod, Paul Avery and John Satta, promoters as defined in Rule 405 of Regulation C, received 15,000,000; 9,000,000; and 9,000,000 shares of stock, respectively.

DIRECTOR INDEPENDENCE

We currently have one independent director (Ms. Kimberly March Crew) and we do anticipate appointing additional directors in the foreseeable future.  If we engage further directors and officers, however, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Peter Messineo, CPA, for professional services rendered for the audit of the Company’s financial statements for the fiscal years ended December 31, 2011 and for the review of the Company’s financial statements for the periods ended March 31, 2011, June 30, 2011 and September 30, 2011 were $6,900.  The aggregate fees billed for the reviews for March 31, 2012, June 30, 2012 and September 30, 2012 were $4,500.

The Aggregate fees billed for the audit for the year ended December 31, 2012 by DKM certified Public Accountants was $7,500.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2012 and 2011.

Tax Fees

For the Company’s fiscal years ended December 31, 2012 and 2011, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2012 and 2011.

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

The pre-approval process has just been implemented in response to the new rules. Our board of directors does not have records of what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)   Exhibits:

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial and Accounting Officer

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data Files of Financial Statements and Notes.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHAPOINT TECHNOLOGY, INC.

By	/s/ Gary Macleod	Date: April 1, 2013
Gary Macleod
Chief Executive Officer

By	/s/ Geoff Bicknell	Date: April 1, 2013
Geoff Bicknell
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Gary Macleod	Date: April 1, 2013
Gary Macleod
Director

By	/s/ Paul Avery	Date: April 1, 2013
Paul Avery
Director

By	/s/ John Satta	Date: April 1, 2013
John Satta
Director

By	/s/ Kimberly March Crew	Date: April 1, 2013
Kimberly March Crew
Director