Form 10-Q
period 2013-03-31
AlphaPoint Technology, Inc.
filed 2013-05-15
CIK 1473654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Common Stock, $.01 par value

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

As of May 15, 2013, the Company had 54,750,000 shares of Common Stock outstanding.

ALPHAPOINT TECHNOLOGY, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4. Controls and Procedures	15

PART II – OTHER INFORMATION

Item 6. Exhibits	16

Signatures	16

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AlphaPoint Technology, Inc.

Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$7,457	$2,603
Accounts receivable	33,313	33,313
Total current assets	40,770	35,916

Software development costs, net of accumulated amortization of $159,429 and $147,158 respectively	80,735	93,006
Total Assets	$121,505	$128,922

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$45,493	$41,220
Deferred revenue	18,376	25,255
Related party payables	1,069,908	1,019,208
Total current liabilities	1,133,777	1,085,683

Stockholders’ Equity
Common Stock, 100,000,000 shares authorized, $0.01 par value, 54,750,000 and 54,750,000 shares issued and outstanding issued and outstanding, respectively	547,500	547,500
Additional paid-in capital	(320,000)	(320,000)
Accumulated Deficit	(1,239,772)	(1,184,261)
Total stockholders’ equity	(1,012,272)	(956,761)

Total Liabilities and Stockholders’ Equity	$121,505	$128,922

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

Contract revenue	$6,879	$16,421

Operating expenses:
Marketing and sales	—	6,000
Compensation	9,800	12,450
Professional fees	6,959	3,242
General and administrative	30,687	24,327
Research and development	—	8,375
Depreciation and amortization	12,271	9,139
Total operating expenses	59,717	63,533

Net loss for operations	(52,838)	(47,112)

Other income (expenses)
Interest expenses	(2,673)	(2,621)
Income taxes
Net loss	$(55,511)	$(49,733)

Earnings (loss) per share,
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding
primary and dilutive	54,750,000	50,965,000

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

Cash Flows from Operating Activities:
Net (loss) income	$(55,511)	$(49,733)
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	12,271	9,139
Stock-based and non-cash compensation	—	—
Changes in assets and liabilities:
Accounts receivable	—	—
Accounts payable and accrued expenses	4,273	2,622
Deferred revenue	(6,879)	(16,421)
Net Cash (Used) Provided by Operating Activities	(45,846)	(54,393)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	—	—
Net proceeds from (repayment of) stockholder loans	50,700	55,136
Net Cash (Used) Provided by Financing Activities	50,700	55,136

Net increase in Cash	4,854	743

Cash at beginning of period	2,603	692

Cash at end of period	$7,457	$1,435

Supplemental cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Notes to the Financial Statements

March 31, 2013

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

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 1, 2013.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three months ended March 31, 2013 and 2012; (b) the financial position at March 31, 2013; and (c) cash flows for the three months ended March 31, 2013 and 2012, have been made.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013 and December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of March 31, 2013 and December 31, 2012 the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Advertising

The costs of advertising are expensed as incurred. Advertising expense was $0 and $6,000 for the three months ended March 31, 2013 and 2012, respectively. Advertising expenses are included in the Company’s operating expenses.

Research and Development

The Company expenses research and development costs when incurred. Research and development costs include engineering, programmer costs and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $0 and $8,375 in research and development costs for the three months ended March 31, 2013 and 2012, respectively.

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

4. Software Development Costs

The Company has capitalized certain costs associated with their process in developing software for internal and external use. Software development costs consist of:

	March 31, 2013	December 31, 2012
Software Development costs:
Software: Asset Central	$157,719	$157,719
Website development costs	22,445	22,445
Softpay assets	60,000	60,000
	240,164	240,164
Accumulated amortization	159,429	147,158
	$80,735	$93,006

Future amortization:
2013	$49,696
2014	26,039
2015	5,000
2016	—
2017 and thereafter	—
	$80,735

Amortization for the three months ended March 31, 2013 and 2012 were $12,271, and $9,139, respectively.

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

The Company has not recognized an income tax benefit for its operating losses generated since termination of their Subchapter S election, based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. Per the Internal Revenue Service, tax years open for audit examination are years 2006 through 2012.

6. Related Party Transactions

Loans from Shareholder

In support of the Company’s efforts and cash requirements, it is relying on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note. Terms of the note have not been defined; however, the Company recognizes the nature of the financing and is accruing interest at the lowest legal interest rate, the Applicable Federal Rate. Interest is accrued and charged to interest expense.

The following is a summary of the amounts outstanding:

	March 31,	December 31,
	2013	2012
Due to related parties:
Payable to Officer, majority shareholder	$195,058	$195,058
Payable to shareholder	592,850	542,150
Payable to affiliate company of shareholder	282,000	282,000
	$1,069,908	$1,019,208

The majority shareholder has pledged his support to fund continuing operations; however there is no written commitment to this effect. The Company is dependent upon the continued support of these parties. We have made no repayments on these advanced funds during the three months ended March 31, 2013 and 2012.

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

No stock has been issued during the three months ended March 31, 2013.

There are no preferred shares authorized or outstanding. There have been no warrants or options issued or outstanding.

8. Commitments

The Company entered into a rental agreement for its office facilities, expiring on February 28, 2013. The lease calls for monthly payments of rent of $1,338 plus the costs of utilities and maintenance to the facilities. The lease has expired and is currently month to month.

Rent expense for the three months ended March 31, 2013 and 2012 was $5,645 and $4,032 respectively. There were no other operating or capital leases outstanding, as of March 31, 2013.

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

10. Subsequent events

Management has evaluated subsequent events through May 10, 2013 and is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material impact on our financial statements.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 and 2012

During the three months ended March 31, 2013, we generated revenues in the amount of $6,879, compared to $16,421 for the three months ending March 31, 2012. Our unrecognized revenue, deferred to future periods that our services (based on existing maintenance contracts) extend is $18,376 and $25,255 as of March 31, 2013 and December 31, 2012, respectively. Revenues decreased due to less amortization of existing contracts.

Operating expenses were $59,717 and $63,533 for the three months ended March 31, 2013 and 2012, respectively. The decrease in the comparative expenses, in the amount of approximately $(3,816) was due to several expense categories:

•	Marketing expenses decreased significantly as a consulting contract ended in January 2012.

•	Compensation costs decreased as the business model took effect..

•	Research and development is down since the product needs only minor refinements.

Net losses incurred in the periods presented have been primarily due revenues not reaching the break-even point yet. The Company incurred net losses of $(55,511) and $(49,733) for the three months ended March 31, 2013 and 2012, respectively. The increased operating loss for the current period was due largely to a decrease in revenues while expenses remained relatively the same.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the financial statements we have an accumulated deficit from inception of $(1,239,772) and have a negative cash flow from operations of $(45,846) for the three months ended March 31, 2013. This raises doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and execution of its business plan. Our independent auditor has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on executing our business plan, raise capital and generate revenues. See Note 2 of our financial statements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

At March 31, 2013, the Company had $7,457 in cash resources to meet current obligations. Management does not consider our current cash position sufficient to sustain our operations. We estimate that our current available cash will satisfy approximately one month of our operating cash flow requirements. We have depended and continue to depend on monthly cash contributions from our majority shareholder, Gary Macleod, to meet any shortfall in meeting our obligations. We expect to generate increasing revenue during rest of the year, minimizing our need for support; however we will require capital to market our product and achieve our operating plan. In the absence of generating revenue, we anticipate that over the next twelve months we will require cash contributions from Mr. Macleod or other related parties and to sell more shares. However, there is no guarantee that these parties will make any contributions or we will find a market for our stock. We have not identified any other source of funding to meet the shortfall; thus, without their support, we may go out of business.

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

RESEARCH AND DEVELOPMENT EXPENSES - The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $0 and $8,375 in research and development costs for the three months ending March 31, 2013 and 2012, respectively.

EARNINGS (LOSS) PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common share equivalents. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common share equivalents are considered anti-dilutive and thus are excluded from the calculation. At March 31, 2013 and December 31, 2012 the Company did not have any potentially dilutive common share equivalents.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of March 31, 2013, the Corporation’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the period ended March 31, 2013. Management concluded that there has been no change in our internal control over financial reporting during the period ended March 31, 2013, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

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

DATED: May 15, 2013