Form 10-Q
period 2013-06-30
AlphaPoint Technology, Inc.
filed 2013-08-14
CIK 1473654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 10, 2013, the Company had 54,750,000 shares of Common Stock outstanding.

ALPHAPOINT TECHNOLOGY, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4. Controls and Procedures	15

PART II – OTHER INFORMATION

Item 6. Exhibits	16

Signatures	16

PART I

ITEM 1. FINANCIAL STATEMENTS

AlphaPoint Technology, Inc.

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	June 30,	December 31,
	2013	2012

Assets
Current assets
Cash and cash equivalents	$2,259	$2,603
Accounts receivable	—	33,313
Total current assets	2,259	35,916

Software development costs, net of accumulated amortization of $172,315 and $147,158, respectively	67,849	93,006

Total Assets	$70,108	$128,922

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$53,385	$41,220
Deferred revenue	12,116	25,255
Related party payables	1,101,008	1,019,208
Total current liabilities	1,166,509	1,085,683

Stockholders’ Equity
Common Stock, 100,000,000 shares authorized, $0.01 par value, 54,750,000 and 54,750,000 shares issued and outstanding, respectively	547,500	547,500
Additional paid in capital	(320,000)	(320,000)
Accumulated Deficit	(1,323,901)	(1,184,261)
Total stockholders’ equity	(1,096,401)	(956,761)

Total Liabilities and Stockholders’ Equity	$70,108	$128,922

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Contract revenue	$6,346	$14,285	$13,225	$30,706

Operating expenses:
Marketing and sales	—	1,666	—	7,666
Compensation	15,300	11,766	25,100	24,216
Professional fees	7,863	3,771	14,822	7,013
General and administrative	18,721	66,928	49,408	91,255
Bad Debt Expense	33,313	—	33,313	—
Research and development	—	2,000	—	10,375
Depreciation and amortization	12,886	9,757	25,157	18,896
Total operating expenses	88,083	95,888	147,800	159,421

Net loss for operations	(81,737)	(81,603)	(134,575)	(128,715)

Other income (expenses)
Interest expenses	(2,392)	(1,952)	(5,065)	(4,573)
Income taxes	—	—	—	—
Net loss	$(84,129)	$(83,555)	$(139,640)	$(133,288)

Earnings (loss) per share,
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding primary and dilutive	54,750,000	50,965,000	54,750,000	50,965,000

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2013	2012

Cash Flows from Operating Activities:
Net (loss) income	$(139,640)	$(133,288)
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	25,157	18,896
Stock-based and non-cash compensation	—	—
Changes in assets and liabilities:
Accounts receivable	33,313	(3,940)
Accounts payable and accrued expenses	12,165	4,574
Deferred revenue	(13,139)	(26,766)
Net Cash (Used) Provided by Operating Activities	(82,144)	(140,524)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	—	50,000
Net proceeds from stockholder loans	81,800	98,136
Net Cash (Used) Provided by Financing Activities	81,800	148,136

Net decrease in Cash	(344)	7,612

Cash at beginning of period	2,603	692

Cash at end of period	$2,259	$8,304

Supplemental cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

The notes are an integral part of these financial statements

AlphaPoint Technology, Inc.

Consolidated Notes to the Financial Statements

June 30, 2013

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six months ended June 30, 2013 and 2012; (b) the financial position at June 30, 2013; and (c) cash flows for the six months ended June 30, 2013 and 2012, have been made.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013 and December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of June 30, 2013 and December 31, 2012 the fair values of the Company’s financial instruments approximate their historical carrying amount.

Cash and Cash Equivalents

Cash and cash equivalents includes all cash deposits and highly liquid financial instruments with a maturity of three months or less.

Accounts Receivable, Credit

Accounts receivable consist of amounts due for the delivery of AssetCentral sales and service offerings to customers. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary. Receivables are determined to be past due, based on payment terms of original invoices. The Company does not typically charge interest on past due receivables.  During this period an amount of $33,313 was written-off immediately to bad debt expense and determined uncollectable.

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

Amortization is computed on a straight line basis, which should approximate a per unit method over the total estimated units projected for sale (estimated program life is approximately five years). The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at June 30, 2013.

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

Advertising

The costs of advertising are expensed as incurred. Advertising expense was $0, $0, $1,666 and $7,666 for the three and six months ended June 30, 2013 and 2012, respectively. Advertising expenses are included in the Company’s operating expenses.

Research and Development

The Company expenses research and development costs when incurred. Research and development costs include engineering, programmer costs and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $0, $0, $2,000, $10,375 in research and development costs for the three and six months ended June 30, 2013 and 2012, respectively.

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

4. Software Development Costs

The Company has capitalized certain costs associated with their process in developing software for internal and external use. Software development costs consist of:

	June 30, 2013	December 31, 2012
Software Development costs:
Software: Asset Central	$157,719	$157,719
Website development costs	22,445	22,445
Softpay assets	60,000	60,000
	240,164	240,164
Accumulated amortization	172,315	147,158
	$67,849	$93,006

Future amortization:

2014	47,849
2015	20,000
2016	—
2017 and thereafter	—
	$67,849

Amortization for the three and six months ended June 30, 2013 and 2012 were $12,271, $25,157, $9,757 and $18,896, respectively.

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

The following is a summary of the amounts outstanding:

	June 30,	December 31,
	2013	2012
Due to related parties:
Payable to Officer, majority shareholder	$195,058	$195,058
Payable to shareholder	623,951	542,150
Payable to affiliate company of shareholder	282,000	282,000
	$1,101,008	$1,019,208

The majority shareholder has pledged his support to fund continuing operations; however there is no written commitment to this effect. The Company is dependent upon the continued support of these parties. We have made no repayments on these advanced funds during the three and six months ended June 30, 2013 and 2012.

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

No stock has been issued during the six months ended June 30, 2013.

There are no preferred shares authorized or outstanding. There have been no warrants or options issued or outstanding.

8. Commitments

The Company entered into a rental agreement for its office facilities, expiring on February 28, 2013.  The lease calls for monthly payments of rent of $1,182 plus the costs of utilities and maintenance to the facilities.  The lease has expired and is currently month to month.

Rent expenses for the three and six months ended June 30, 2013 and 2012 were $5,645, $11,289, $3,563 and $7,595, respectively. There were no other operating or capital leases outstanding, as of June 30, 2013.

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

10. Subsequent events

On May 21, 2013, the Board of Directors approved a subscription agreement for the purchase, by an accredited investor, of (a) up to 2,500,000 shares of common stock at a purchase price of $0.10 per share for an aggregate maximum amount of $250,000,00 subject to the sole discretion of the Company’s management to accept subscriptions, and (b) warrants to purchase additional shares of common stock (one warrant to purchase one-half (1/2) share of common stock for each Share purchased) at an exercise price of $0.05 per one-half (1/2) share (permitted exercise will only be for a full share). The purchase price is to be paid in monthly installments of $10,000.00, for the period of up to twenty-four (24) months, and the stock will be issued monthly accordingly. The warrants will be exercisable, if at all, for a period of five (5) years, subject to customary adjustments and only to be purchased after the end of the 24 month period, or, when the full investment of $250,000 is received by the Company.

The sale and issuance of the common stock and warrants in connection with the subscription agreement was made pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On May 22, 2013, the Company approved the signing of a non-binding Letter of Intent (“LOI”) for the acquisition of SECNAP Network Security Corporation, a private Delaware corporation.

As of the date of this filing, the Company and SECNAP Network Security Corporation have discontinued their respective due diligence efforts. The Company does not anticipate that a closing will be concluded. Therefore, there will be no dilution to existing shareholders.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2013 and 2012

During the three months ended June 30, 2013, we generated revenues in the amount of $6,346, compared to $14,285 for the three months ending June 30, 2012. Our unrecognized revenue, deferred to future periods that our services (based on existing maintenance contracts) extended is $12,116 and $25,255 as of June 30, 2013 and December 31, 2012, respectively. Revenues decreased due to a reduction in active contracts.

Operating expenses were $88,083 and $95,888 for the three months ended June 30, 2013 and 2012, respectively. Although the operating costs decreased, they would have been significantly less except for the write-off of bad debt expense in the amount of $33,313 in the three month period ending June 30, 2013. With this exception there is an overall decrease in comparative expenses, in the amount of approximately $7,805 which was due to several expense categories:

•	Overall general and administrative expense went down significantly.

•	Research and development is down since the product only needs minor refinements.

•	Marketing expenses were $0 as a consulting contract ended.

Net losses incurred in the periods presented have been primarily due to revenues not reaching the break-even point. The Company incurred net operating losses of $(81,737) and $(81,603) for the three months ended June 30, 2013 and 2012, respectively. Operating losses for the current period remain relatively the same; general and administrative expenses decreased whereas bad debt expense increased for the period.

Six months ended June 30, 2013 and 2012

During the six months ended June 30, 2013, we generated revenues in the amount of $13,225, compared to $30,706 for the six months ending June 30, 2012. Our unrecognized revenue, deferred to future periods that our services (based on existing maintenance contracts) extend was $12,116 and $25,255 as of June 30, 2013 and December 31, 2012, respectively. Revenues decreased due to less amortization of existing contracts.

Operating expenses were $147,800 and $159,421 for the six months ended June 30, 2013 and 2012, respectively. The decrease in the comparative expenses, in the amount of approximately $11,621 was due to several expense categories:

•	Marketing and sales expense decrease $7,666.

•	General and administrative expense decreased $41,847.

•	Research and development expense decreased $10,375.

Net losses incurred in the periods presented have been primarily due to revenues not reaching the break-even point. The Company incurred operating net losses of $(134,575) and $(128,715) for the six months ended June 30, 2013 and 2012, respectively. The increase in the loss for the current period was due to a decrease in revenues and an decrease in operating costs.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the financial statements, we have an accumulated deficit from inception of $(1,323,901) and have a negative cash flow from operations of $82,144 for the six months ended June 30, 2013. This raises doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and execution of its business plan. Our independent auditor has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on executing our business plan, raise capital and generate revenues. See Note 2 of our financial statements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

At June 30, 2013, the Company had $2,259 in cash resources to meet current obligations. Management does not consider our current cash position sufficient to sustain our operations. We estimate that our current available cash will satisfy approximately one month of our operating cash flow requirements. We have depended and continue to depend on monthly cash contributions from our majority shareholder, Gary Macleod, to meet any shortfall in meeting our obligations. We expect to generate increasing revenue during rest of the year, minimizing our need for support; however we will require capital to market our product and achieve our operating plan. In the absence of generating revenue, we anticipate that over the next twelve months we will require cash contributions from Mr. Macleod or other related parties and to sell more shares. However, there is no guarantee that these parties will make any contributions or we will find a market for our stock. We have not identified any other source of funding to meet the shortfall; thus, without their support, we may go out of business.

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

CRITICAL ACCOUNTING POLICIES

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 13 of the notes to our financial statements for the year ended December 31, 2012. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts and operations of AlphaPoint Technology, Inc. and its wholly owned subsidiary, AlphaPoint Payment Solutions, LLC. (collectively referred to as the Company”). Accordingly, the assets and liabilities and expenses of AlphaPoint Payment Solutions, LLC have been included in the accompanying consolidated financial statements since inception (July 11, 2012), and material intercompany transactions have been eliminated.

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

Capitalized software costs are stated at cost. The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over three to five years. Amortization is computed on a straight line basis, which should approximate a per unit method over the total estimated units projected for sale (estimated program life is approximately five years). The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at June 30, 2013.

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

RESEARCH AND DEVELOPMENT EXPENSES - The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $0, $0, $2000 and $10,375 in research and development costs for the three and six months ending June 30, 2013 and 2012, respectively.

EARNINGS (LOSS) PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common share equivalents. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common share equivalents are considered anti-dilutive and thus are excluded from the calculation. At June 30, 2013 and December 31, 2012 the Company did not have any potentially dilutive common share equivalents.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, management has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the period ended June 30, 2013. Management concluded that there has been no change in our internal control over financial reporting during the period ended June 30, 2013, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

(b) Exhibits:

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data Files of Financial Statements and Notes.

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

DATED: August 14, 2013