Form 10-Q
period 2013-09-30
AlphaPoint Technology, Inc.
filed 2013-11-14
CIK 1473654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 11, 2013, the Company had 57,250,000 shares of Common Stock outstanding.

ALPHAPOINT TECHNOLOGY, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4. Controls and Procedures	16

PART II – OTHER INFORMATION

Item 6. Exhibits	17

Signatures	17

PART I

ITEM 1. FINANCIAL STATEMENTS

AlphaPoint Technology, Inc.

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	September 30,	December 31,
	2013	2012

Assets
Current assets
Cash and cash equivalents	$5,182	$2,603
Accounts receivable	—	33,313
Total current assets	5,182	35,916

Software development costs, net of accumulated amortization of $185,201 and $147,158, respectively	54,963	93,006

Total Assets	$60,145	$128,922

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$50,467	$41,220
Deferred revenue	8,562	25,255
Related party payables	1,092,677	1,019,208
Total current liabilities	1,151,706	1,085,683

Stockholders’ Equity
Common Stock, 100,000,000 shares authorized, $0.01 par value, 57,250,000 and 54,750,000 shares issued and outstanding, respectively	572,500	547,500
Additional paid in capital	220,000	(320,000)
Accumulated Deficit	(1,884,061)	(1,184,261)
Total stockholders’ equity	(1,091,561)	(956,761)

Total Liabilities and Stockholders’ Equity	$60,145	$128,922

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Contract revenue	$11,868	$6,411	25,093	37,117

Operating expenses:
Marketing and sales	—	—	—	7,666
Compensation	11,750	9,100	36,850	33,316
Stock Based Compensation	525,000	—	525,000	—
Professional fees	3,726	5,100	18,548	12,113
General and administrative	14,583	16,086	63,992	107,341
Bad Debt Expense	—	—	33,313	—
Research and development	—	1,175	—	11,550
Depreciation and amortization	12,886	15,372	38,043	34,268
Total operating expenses	567,945	46,833	715,746	206,254

Net (loss) income for operations	(556,077)	(40,422)	(690,653)	(169,137)

Other income (expenses)
Interest expenses	(4,082)	(1,975)	(9,147)	(6,548)
Income taxes	—	—	—	—
Net loss	$(560,159)	(42,397)	(699,800)	(175,685)

Earnings (loss) per share,
Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding primary and dilutive	55,752,174	50,997,717	55,087,729	50,975,985

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012

Cash Flows from Operating Activities:
Net (loss) income	$(699,800)	$(175,685)
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	38,043	34,268
Bad debt expense	33,313	—
Stock-based and non-cash compensation	525,000	(37,117)
Changes in assets and liabilities:
Accounts receivable	—	(15,770)
Accounts payable and accrued expenses	9,247	6,549
Deferred revenue	(16,693)	24,251
Net Cash (Used) Provided by Operating Activities	(110,890)	(163,504)

Cash Flows from Investing Activities:
Purchase of intangibles	—	(25,000)
Net Cash (Used) by Investing Activities	—	(25,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	40,000	50,000
Net proceeds from stockholder loans	73,469	139,776
Net Cash (Used) Provided by Financing Activities	113,469	189,776

Net decrease in Cash	2,579	1,272

Cash at beginning of period	2,603	692

Cash at end of period	$5,182	$1,964

Supplemental cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

Non-cash Transactions
Intangible assets	$—	$60,000
Stock issued	$—	$(35,000)
Cash paid above	$—	$(25,000)
	$—	$—

The notes are an integral part of these financial statements

AlphaPoint Technology, Inc.

Consolidated Notes to the Financial Statements

September 30, 2013

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

On August 30, 2013, the Company entered into a non-binding Letter of Intent agreement with Peniel Solutions, LLC, a Georgia limited liability company (“Peniel”), for product support and development for AlphaPoint’s AssetCentral software, a multi-tier, web-based IT asset management application (the “LOI”) .

On September 11, 2013, the Company entered into a Value Added Reseller (VAR) Agreement with Asset Central (Europe) Ltd., (ACE) a limited liability company duly incorporated under the laws of England (the “Agreement”). Pursuant to the Agreement, the Company granted Asset Central (Europe) Ltd. an exclusive right and license to market and distribute AlphaPoint’s AssetCentral™ software, a multi-tier, web-based IT asset management application, in the UK and Europe.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine months ended September 30, 2013 and 2012; (b) the financial position at September 30, 2013; and (c) cash flows for the nine months ended September 30, 2013 and 2012, have been made.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013 and December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of September 30, 2013 and December 31, 2012 the fair values of the Company’s financial instruments approximate their historical carrying amount.

Cash and Cash Equivalents

Cash and cash equivalents includes all cash deposits and highly liquid financial instruments with a maturity of three months or less.

Accounts Receivable, Credit

Accounts receivable consist of amounts due for the delivery of AssetCentral sales and service offerings to customers. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary. Receivables are determined to be past due, based on payment terms of original invoices. The Company does not typically charge interest on past due receivables.  During the nine months ended September 30, 2013, $33,313 was written-off immediately to bad debt expense and determined uncollectable.

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

Amortization is computed on a straight line basis, which should approximate a per unit method over the total estimated units projected for sale (estimated program life is approximately five years). The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at September 30, 2013.

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

Share-based payments

Share-based payments to employees, including grants of employee stock options are recognized as compensation expense in the financial statements based on their fair values, in accordance with FASB ASC Topic 718. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company issued 2,100,000 shares of common stock options during the period ending September 30, 2013.

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

Advertising

The costs of advertising are expensed as incurred. Advertising expense was $0, $0, $0 and $7,666 for the three and nine months ended September 30, 2013 and 2012, respectively. Advertising expenses are included in the Company’s operating expenses.

Research and Development

The Company expenses research and development costs when incurred. Research and development costs include engineering, programmer costs and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. The Company spent $0, $0, $1,175, and $11,550 in research and development costs for the three and nine months ended September 30, 2013 and 2012, respectively.

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

4. Software Development Costs

The Company has capitalized certain costs associated with their process in developing software for internal and external use. Software development costs consist of:

	September 30, 2013	December 31, 2012
Software Development costs:
Software: Asset Central	$157,719	$157,719
Website development costs	22,445	22,445
Softpay assets	60,000	60,000
	240,164	240,164
Accumulated amortization	185,201	147,158
	$54,963	$93,006

Future amortization:

2014	39,963
2015	15,000
2016	—
2017 and thereafter	—
$54,963

Amortization for the three and nine months ended September 30, 2013 and 2012 were $12,886, $38,043, $15,372 and $34,268, respectively.

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

The following is a summary of the amounts outstanding:

	September 30,	December 31,
	2013	2012
Due to related parties:
Payable to Officer, majority shareholder	$185,226	$195,058
Payable to shareholder	625,451	542,150
Payable to affiliate company of shareholder	282,000	282,000
	$1,092,677	$1,019,208

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

7. Equity

The total number of shares of capital stock which the Company shall have authority to issue is one hundred million (100,000,000) common shares with a par value of $0.01, of which 57,250,000 have been issued.  The Company intends to issue additional shares in an effort to raise capital to fund its operations.  Common shareholders will have one vote for each share held.

No holder of shares of stock of any class is entitled, as a matter of right, to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

On May 5, 2013, a subscription agreement was signed for the purchase of up to 2,500,000 shares at a purchase price of $0.10 per share for an aggregate maximum amount of $250,000. The investments will be made by $10,000.00 payments on the first day of each month, for the period of up to twenty-four (24) months and the stock will be issued monthly accordingly, in book format. As of September 30, 2013, 400,000 shares of stock were issued to investors in accordance with this agreement for $0.10 a share. The investors will also receive warrants (the “Warrants to purchase additional shares of common stock (one Warrant to purchase one-half (1/2) share of common stock for each Share purchased) at an exercise price of $0.05 per one-half (1/2) share (permitted exercise will only be for a full share), will be exercisable, if at all, for a period of five (5) years, subject to customary adjustments and only to be purchased at the end of the 24 month period, or, when the full investment of $250,000 is received by the Company.  Warrants will be issued at the end of the term.

On August 28, 2013 the board passed resolutions to issue 2,025,000 shares at $0.25 a share for providing product support and development for APTI’s AssetCentral data center management software. An additional 75,000 shares were issued for compensation for legal services at $0.25 per share. The total value of the resolutions was $525,000.

There are no preferred shares authorized or outstanding. There have been no warrants or options issued or outstanding.

8. Commitments

The Company rental agreement for its office facilities expired on February 28, 2013. The lease is month to month with payments in the amount of $1,881.50 plus the costs of utilities and maintenance to the facilities.

Rent expenses for the three and nine months ended September 30, 2013 and 2012 were $3,763, $16,934, $7,196 and $14,791, respectively. There were no other operating or capital leases outstanding, as of September 30, 2013.

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

10. Subsequent events

Management has evaluated subsequent events through November 11, 2013 and is not aware of any other significant events that occurred subsequent to the balance sheet date that would have a material impact on our financial statements.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2013 and 2012

During the three months ended September 30, 2013, we generated revenues in the amount of $11,868, compared to $6,411 for the three months ending September 30, 2012. Our unrecognized revenue, deferred to future periods that our services (based on existing maintenance contracts) extended is $16,082 and $25,255 as of September 30, 2013 and December 31, 2012, respectively. Revenues decreased due to a reduction in active contracts.

Operating expenses were $567,945 and $46,833 for the three months ended September 30, 2013 and 2012, respectively.

•	Research and development was $0 since the product only needs minor refinements.

•	Stock Based Compensation Expense was $525,000 compared to $0 for the same period in 2012 as the company negotiated stock in exchange for product development and support services.

Net losses incurred in the periods presented have been primarily due to revenues not reaching the break-even point. The Company incurred net operating losses of $(556,077) and $(40,422) for the three months ended September 30, 2013 and 2012, respectively. Operating losses for the current period remain relatively the same; general and administrative expenses decreased whereas bad debt expense increased for the period.

Nine months ended September 30, 2013 and 2012

During the nine months ended September 30, 2013, we generated revenues in the amount of $25,093, compared to $37,117 for the nine months ending September 30, 2012. Our unrecognized revenue, deferred to future periods that our services (based on existing maintenance contracts) extend was $8,562 and $25,255 as of September 30, 2013 and December 31, 2012, respectively.

Operating expenses were $715,746 and $206,254 for the nine months ended September 30, 2013 and 2012, respectively. The increase in the comparative expenses, in the amount of approximately $509,492 was due to several expense categories:

•	Stock Based Compensation expense increased substantially by $525,000 as stocks were negotiated in exchange for services.

•	Bad Debt Expense for $33,313 was written off.

•	Research and development expense decreased $11,550.

Net losses incurred in the periods presented have been primarily due to revenues not reaching the break-even point. The Company incurred operating net (losses)/income of $(690,653) and $(169,137) for the nine months ended September 30, 2013 and 2012, respectively. The increase in the loss for the current period was due to a decrease in revenues.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the financial statements, we have an accumulated deficit from inception of $(1,844,061) and have a negative cash flow from operations of $(699,800) for the nine months ended September 30, 2013. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and execution of its business plan.

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

At September 30, 2013, the Company had $5,182 in cash resources to meet current obligations. Management does not consider our current cash position sufficient to sustain our operations. We estimate that our current available cash will satisfy approximately one month of our operating cash flow requirements. We have depended and continue to depend on monthly cash contributions from our majority shareholder, Gary Macleod, to meet any shortfall in meeting our obligations. We expect to generate increasing revenue during rest of the year, minimizing our need for support; however we will require capital to market our product and achieve our operating plan. In the absence of generating revenue, we anticipate that over the next twelve months we will require cash contributions from Mr. Macleod or other related parties and to sell more shares. However, there is no guarantee that these parties will make any contributions or we will find a market for our stock. We have not identified any other source of funding to meet the shortfall; thus, without their support, we may go out of business.

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

Capitalized software costs are stated at cost. The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over three to five years. Amortization is computed on a straight line basis, which should approximate a per unit method over the total estimated units projected for sale (estimated program life is approximately five years). The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at September 30, 2013.

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

Software sales are recorded as receivable when installed or delivered. As of December 31, 2012 we had not sold our product without a maintenance component, nor had we sold our maintenance as a separate component. The maintenance contract, which does not involve significant production, modification, or customization, is the only undelivered element at the time of installation or delivery. Currently, services and maintenance fees are recognized ratably over the period during which the post contract service support (maintenance period) is expected to be performed. The unrecognized portion for contracts is charged to deferred revenue and will be recognized in future periods, generally one year.

RESEARCH AND DEVELOPMENT EXPENSES - The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development.

EARNINGS (LOSS) PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common share equivalents. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common share equivalents are considered anti-dilutive and thus are excluded from the calculation. At September 30, 2013 and December 31, 2012 the Company did not have any potentially dilutive common share equivalents.

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

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the period ended September 30, 2013. Management concluded that there has been no change in our internal control over financial reporting during the period ended September 30, 2013, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

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

DATED: November 14, 2013