Form 10-K
period 2013-12-31
AlphaPoint Technology, Inc.
filed 2014-03-28
CIK 1473654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes    ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2013:   $14,362,500

Number of the issuer’s Common Stock outstanding as of March 18, 2014:   57,550,000

Documents incorporated by reference: None.

- ii -

ALPHA POINT TECHNOLOGIES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

- iii -

PART I

ITEM 1. BUSINESS

Background Information

AlphaPoint Technology, Inc. (the “Company”) was incorporated in the State of Delaware on November 13, 2008. AlphaPoint was founded on the belief that challenges exist in implementing a comprehensive Information Technology Asset Management (“ITAM”) solution within infrastructure that supports the delivery of IT services within an organization. Our solutions focus around a mix of professional service offerings and our proprietary patent-pending software. AssetCentral, is a multi-tier web-based enterprise application that uses a SQL database for storage, on-demand content generation, hyper-linking and Cascading Style Sheets (CSS) to create a highly customizable tool for managing IT assets.

Business Operations

AlphaPoint Technology, Inc. developed AssetCentral, a unique patent pending (#121761,861) Visual Modeling IT Asset Management software solution that enables data centers and IT infrastructure managers to accurately count, track, manage, and report all physical IT assets, their location, and respective information via any web browser. AssetCentral creates a new dimension to the operational IT Asset management process that eliminates wasted time and resources. We believe our proprietary solution adds significant value to any enterprise and creates the ultimate baseline or hub for managing any IT assets operationally as well as giving a comprehensive overview of the financial dynamics of IT spending, budgeting, and forecasting.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Limited Corporate History

We were incorporated on November 13, 2008 and have a limited operating history that can be used to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays that we may encounter because we are a small business. As a result, we may not be profitable and we may not be able to generate sufficient revenue to develop as we have planned. To address these risks the Company must, among other things, continue to attract investment capital, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to upgrade the AssetCentral Software. The Company’s Auditors have expressed a going concern qualification in their independent auditor’s report to the Company relating to the Company’s audited financial statements for the years ended December 31, 2012 and 2013.

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

We are currently deficient of liquidity and capital resources and do not generate sufficient revenue to sustain our operations. We have minimal cash reserves and have depended on monthly cash contributions from our majority shareholder, Mr. Gary Macleod, to meet our obligations. There are no written agreements for the Company to repay these cash contributions, and we do not believe written agreements are necessary due to the time and effort Mr. Macleod has invested in this venture.

We expect to generate revenue during the year, minimizing our need for support from Mr. Macleod; however, we will require capital to market our product and achieve our operating plan. On May 5, 2013, a subscription agreement was signed for the purchase of up to 2,500,000 shares at a purchase price of $0.10 per share for an aggregate maximum amount of $250,000. The investments will be made by $10,000 payments on the first day of each month, for the period of up to twenty-four (24) months and the stock will be issued monthly accordingly, in book format.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company does not own any property at this time.  The Company has offices in rented space in Sarasota, Florida under a year by year lease.

ITEM 3. LEGAL PROCEEDINGS

Current regulations and reporting requirements require the Company to disclose any legal proceedings that are ongoing and could have a material impact on the financial statements for the year ended December 31, 2013. We know of no active or pending legal proceedings against us, nor are we involved as a plaintiff in any active or pending legal proceedings that are material. There are no proceedings in which any of our directors, sole officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4. MINE SAFTEY DISCLOSURES

Not Applicable.

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

	High	Low
Fiscal Year 2012
First quarter ended March 31, 2012	$1.00	$0.95
Second quarter ended June 30, 2012	$1.05	$0.90
Third quarter ended September 30, 2012	$1.05	$0.20
Fourth quarter ended December 31, 2012	$0.35	$0.20

Fiscal Year 2013
First quarter ended March 31, 2013	$0.27	$0.27
Second quarter ended June 30, 2013	$0.27	$0.25
Third quarter ended September 30, 2013	$0.50	$0.25
Fourth quarter ended December 31, 2013	$0.47	$0.10

Approximate Number of Equity Security Holders

On December 31, 2013 the Company’s common stock had a closing price quotation of $0.10. As of December 31, 2013 there were approximately 49 certificate holders of record of the Company’s common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

Amortization is computed on a straight line basis, which should approximate a per unit method over the total estimated units projected for sale (estimated program life is approximately five years). The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at December 31, 2013.

Long-lived Assets and Intangible Property

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

Share-based Payments

Share-based payments to employees, including grants of employee stock options are recognized as compensation expense in the financial statements based on their fair values, in accordance with FASB ASC Topic 718. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company issued 2,800,000 shares of common stock options during the year ending December 31, 2013

The Company may issue restricted stock to consultants for various services. Cost for these transactions will be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is to be measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete. The company may issue shares as compensation in the future period for services associated with the registration of the common shares.

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

Software sales are recorded as receivable and deferred when installed or delivered. We sell our product with a maintenance component, which does not involve significant production, modification, or customization, is the only undelivered element at the time of installation or delivery. Currently the entire fee (software, services and maintenance) is recognized ratably over the period during which the post contract service support (maintenance period) is expected to be performed. The unrecognized portion for contracts is charged to deferred revenue and will be recognized in future periods, generally one year.

Results of Operations

For the years ended December 31, 2013 and 2012:

We have generated revenues from our software product and service offerings in the amount of $29,496 and $39,194 for the years ended December 31, 2013 and 2012, respectively. In 2010, our initial year of product sales, our billings were $116,301, of which $85,955 ($12,245 in 2011) was unrecognized revenue, deferred to future periods that our services (maintenance contracts) extend. In 2011 our billings were $62,421, of which $30,668 was unrecognized revenue that has been deferred to future periods that our services (maintenance contracts) extend. In 2013 there were no year-end outstanding billings. The deferred revenue represents amounts that have been billed and collected and will be recognized as revenue over the next 12 months.  Our services include our product software (AssetCentral), training and installation, and maintenance contracts.

Operating expenses were $774,322 and $335,900 for the years ended December 31, 2013 and 2012, respectively.  The increase in year over year expenses was approximately $438,422 and was impacted by the following.

•	Stock Based Compensation expenses increased substantially by $470,000 year-over-year as stocks were negotiated in exchange for services.

•	Bad Debt Expense for $33,313 was written off.

•	Consulting Expense decreased by $25,000.

Net losses incurred in the periods presented have been primarily due to operating costs.  The Company incurred net losses of $759,239 and $296,257 for the years ended December 31, 2013 and 2012, respectively.  The increase in the year over year net loss was due primarily from an increase in stock based compensation expenses, described above in the operating expense discussion, particularly the stock based compensation expense and bad debt write off.  At this time, normal costs of public filing will continue and it is not known when significant revenues will occur to off-set these expenses.

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

Liquidity and Capital Resources

As reflected in the audited financial statements, we have an accumulated deficit and have negative net loss from operations.

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

At December 31, 2013, the Company had $1,931 in cash resources to meet current obligations.  Management does not consider our current cash position sufficient to sustain our operations.   We estimate that our current available cash will satisfy approximately one month of our operating cash flow requirements.

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

As reflected in the financial statements we have an accumulated deficit from inception of $1,943,500 and have a negative cash flow from operations of $136,141 and $201,211 for the years ended December 31, 2013 and 2012, respectively. This raises doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and execution of its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. Our Board of Directors consists of five (5) individuals who advise our chief executive officer and chief financial officer. Our executive officer makes decisions on all significant corporate matters such as the approval of terms of the compensation of our executive officer and the oversight of the accounting functions.

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

Recent Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration. Those standards have been addressed in the notes to the audited financial statement for the year ended December 31, 2013.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALPHAPOINT TECHNOLOGIES, INC.

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 855.334.0934 Toll free

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Alphapoint Technology, Inc.

We have audited the accompanying balance sheets of Alphapoint Technology, Inc. as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alphapoint Technology, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

March 24, 2014

AlphaPoint Technology, Inc.

Balance Sheets

	December 31,
	2013	2012

Assets

Current assets
Cash and cash equivalents	$1,931	$2,603
Accounts receivable	—	33,313
Total current assets	1,931	35,916

Software development costs, net of accumulated amortization of $198,086 and $147,158, respectively	42,078	93,006

Total Assets	$44,009	$128,922

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$60,972	$41,220
Deferred revenue	19,360	25,255
Related party payables	1,084,677	1,019,208
Total current liabilities	1,165,009	1,085,683

Stockholders’ Equity
Common Stock, 100,000,000 shares authorized, $0.01 par value, 57,550,000 and 54,750,000 shares issued and outstanding, respectively	575,500	547,500
Additional paid in capital	247,000	(320,000)
Accumulated Deficit	(1,943,500)	(1,184,261)
Total stockholders’ equity	(1,121,000)	(956,761)

Total Liabilities and Stockholders’ Equity	$44,009	$128,922

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Statements of Operations

	For the Twelve Months Ended
	December 31,
	2013	2012

Contract revenue	$29,496	$39,194

Operating expenses:
Marketing and sales	7,859	7,666
Compensation	50,150	69,856
Stock Based Compensation	525,000	55,000
Professional fees	28,799	41,342
General and administrative	78,273	93,332
Bad Debt Expense	33,313	—
Research and development	—	11,550
Depreciation and amortization	50,928	47,154
Total operating expenses	774,322	325,900

Net loss for operations	(744,826)	(286,706)

Other income (expenses)
Interest expenses	(14,413)	(9,551)
Income taxes	—	—
Net loss	(759,239)	(296,257)

Earnings (loss) per share,
Basic and diluted	$(0.01)	(0.01)

Weighted average shares outstanding basic and dilutive	55,666,438	54,229,192

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Statements of Stockholders’ Equity

	Common Stock		Additional		Stock
		Par Value	Paid in	Accumulated	Holders’
	shares	$0.01	Capital	Deficit	Equity

Balance December 31, 2011	50,965,000	$509,650	$(422,150)	$(888,004)	$(800,504)

Stock for Acquisition	35,000	350	34,650	—	35,000

Sale of stock	1,000,000	10,000	40,000	—	50,000

Stock for services	2,750,000	27,500	27,500	—	55,000

Net loss				(296,257)	(296,257)

Balance December 31, 2012	54,750,000	$547,500	$(320,000)	$(1,184,261)	$(956,761)

Sale of stock	700,000	7,000	63,000	—	70,000

Stock for services	2,100,000	21,000	504,000	—	525,000

Net loss				(759,239)	(759,239)

Balance December 31, 2013	57,550,000	$575,500	$247,000	$(1,943,500)	$(1,121,000)

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Statements of Cash Flows

	For the Fiscal Year Ended
	December 31,
	2013	2012

Cash Flows from Operating Activities:
Net (loss) income	$(759,239)	$(296,257)
Adjustment to reconcile Net Income to net cash provided by operations:
Bad Debt Expense	33,313	—
Depreciation and amortization	50,928	47,154
Stock-based and non-cash compensation	525,000	55,000

Changes in assets and liabilities:
Security Deposits	—	1,000
Accounts payable and accrued expenses	19,752	9,550
Deferred revenue	(5,895)	(17,658)
Net Cash (Used) Provided by Operating Activities	(136,141)	(201,211)

Cash Flows from Investing Activities:
Purchase of intangibles	—	(25,000)
Net Cash (Used) by Investing Activities	—	(25,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	70,000	50,000
Net proceeds from stockholder loans	65,469	178,122
Net Cash (Used) Provided by Financing Activities	135,469	228,122

Net decrease in Cash	(672)	1,911

Cash at beginning of period	2,603	692

Cash at end of period	$1,931	$2,603

Supplemental cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

Non-cash Transactions
Intangible assets	$—	$60,000
Stock issued	$—	$(35,000)
Cash paid above	$—	$(25,000)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of December 31, 2013 and 2012 the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Amortization is computed on a straight line basis, which should approximate a per unit method over the total estimated units projected for sale (estimated program life is approximately five years).  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at December 31, 2013.

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

Software sales are recorded as receivable and deferred when installed or delivered.  As of December 31, 2013, we had not sold our product without a maintenance component, nor had we sold our maintenance as a separate component.  The maintenance contract, which does not involve significant production, modification, or customization, is the only undelivered element at the time of installation or delivery.  Currently the entire fee (software, services and maintenance) is recognized ratably over the period during which the post contract service support (maintenance period) is expected to be performed.  The unrecognized portion for contracts is charged to deferred revenue and will be recognized in future periods, generally one year.

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $7,859 and $7,666 for the years ended December 31, 2013 and 2012, respectively.  Advertising expenses are included in the Company’s operating expenses.

Research and Development

The Company expenses research and development costs when incurred.  Research and development costs include engineering, programmer costs and testing of product and outputs.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.  We spent $0 and $11,550 in research and development costs for the year ended December 31, 2013 and 2012, respectively

Income taxes

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

4.    Software Development Costs

The Company has capitalized certain costs associated with their process in developing software for internal and external use.  Software development costs consist of:

	December 31, 2013	December 31, 2012
Software Development costs:
Software: Asset Central	$157,719	$157,719
Website development costs	22,445	22,445
Softpay assets	60,000	60,000
	240,164	240,164
Accumulated amortization	198,086	147,158
	$42,078	$93,006

Future amortization:
2014	32,078
2015	10,000
2016 and thereafter	—
	$42,078

Amortization for the years ended December 31, 2013 and 2012 was $50,928 and $47,154, respectively.

In July 2012, the Company acquired the intangible assets of Softpay Solutions, Inc. for $60,000 in cash and stock.  The value of the assets acquired was allocated as follows:

Intangible Assets Acquired from Softpay Solutions, Inc.	High Value	Low Value	Assigned Value

Trade names, logos, trademarks	$8,000	$3,000	$3,000
Software and manuals	150,000	50,000	50,000
Website	15,000	5,000	7,000
Total purchase price			$60,000

5.    Income Taxes

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.6% to income before taxes), as follows:

	For the Year Ended December 31,
	2013	2012
Tax expense (benefit) at the statutory rate	$(258,100)	$(100,700)
State income taxes, net of federal income tax benefit	(27,600)	(10,800)
Change in valuation allowance	285,700	111,500
Total	$—	$—

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

As of December 31, 2013 and December 31, 2012, the Company has net operating losses from operations. The carry forwards expire through the year 2023. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of December 31, 2013 and December 31, 2012 is as follows:

	December 31, 2013	December 31, 2012
Deferred tax assets	$731,300	$445,600
Valuation allowance	(731,300)	(445,600)
Net deferred tax asset	$—	$—

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years.  As of December 31, 2013 the Company had no net operating loss carry forwards, as the Company was taxed under the provisions of Subchapter S, as previously disclosed.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2009 (inception) through 2013.  The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the years ended December 31, 2013 and 2012.

6.    Related Party Transactions

Loans from Shareholder

In support of the Company’s efforts and cash requirements, it is relying on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing.  Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.  Terms of the note have not been defined; however, the Company recognizes the nature of the financing and is accruing interest at the lowest legal interest rate, the Applicable Federal Rate, currently at 1.64%. Interest is accrued and charged to interest expense.

The following is a summary of the amounts outstanding:

	December 31, 2013	December 31, 2012
Due to related parties:
Payable to Officer, majority shareholder	$185,226	$195,058
Payable to shareholder	617,451	542,150
Payable to affiliate company of shareholder	282,000	282,000
	$1,084,677	$1,019,208

The majority shareholder has pledged his support to fund continuing operations; however there is no written commitment to this effect.  The Company is dependent upon the continued support of these parties. We have made repayments on these advanced funds during the year ended December 31, 2013 in the amount of $9,832, but there were no repayments made during 2012.

The Company does not have employment contracts with its key employees, including the majority shareholder who is the Chief Executive Principal.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

7.    Equity

The total number of shares of capital stock which the Company shall have authority to issue is one hundred million (100,000,000) common shares with a par value of $0.01, of which 57,550,000 have been issued.  The Company intends to issue additional shares in an effort to raise capital to fund its operations.  Common shareholders will have one vote for each share held.

No holder of shares of stock of any class is entitled, as a matter of right, to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

On May 5, 2013, a subscription agreement was signed for the purchase of up to 2,500,000 shares at a purchase price of $0.10 per share for an aggregate maximum amount of $250,000. The investments will be made by $10,000.00 payments on the first day of each month, for the period of up to twenty-four (24) months and the stock will be issued monthly accordingly, in book format. As of December, 2013, 700,000 shares of stock were issued to investors in accordance with this agreement for $0.10 a share.

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

8.    Commitments

The Company has entered into a rental agreement for its office facilities, expiring on February 28, 2013.  The lease calls for monthly payments of rent of $1,882 plus the costs of utilities and maintenance to the facilities.

Rent expense for the years ended December 31, 2013 and 2012 for this facility was $22,578 and $21,435 respectively.  There were no other operating or capital leases outstanding, as of December 31, 2013.

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

10.    Subsequent events

Management has evaluated subsequent events that occurred through the date of this report that would have a material impact on our financial statements.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  The framework used by management in making that assessment was the criteria set forth in the document entitled ” Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2013, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the fiscal year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages as of March 22, 2013 is as follows:

NAME AND ADDRESS	AGE	POSITION(S)

Gary Macleod 6114 Glen Abbey Lane Bradenton, FL 34202	50	Co-Founder/President, and member of the Board of Directors

Paul Lee Avery 88 Mohican Road Blairstown, NJ 07805	72	Co-Founder/Consultant and member of the Board of Directors

John Peter Satta 176 Stillwater Road Hardwick, NJ 07825	55	Co-Founder/Consultant and member of the Board of Directors

Kimberly March-Crew 991 Smithbridge Road Glen Mills, PA 19342	49	Member of the Board of Directors

Geoff Bicknell 6731 Business Blvd., Suite 200 Sarasota, Florida 34240	70	Chief Financial Officer

Peter Breen 35 Amherst Drive Basking Ridge, NJ 07920	48	Member of the Board of Directors

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

Paul Avery, Co-founder, Director and Consultant, and Member of the Board of Directors

Paul Avery has been with AlphaPoint Technology since its inception in January 2003 and has more than 28 years of computer technology experience, specializing in communications, process documentation and data access. In recent years, he has been dedicated to bringing order out of the pervasive IT infrastructure chaos plaguing enterprises of all kinds. Mr. Avery has demonstrated a profound grasp of the issues of IT management and provided unique insight in developing critical solutions in the field. It was his vision and concepts upon which AlphaPoint Technology was founded. His innovative approach to IT Asset Management (ITAM) led to the conception and development of ground breaking software and service products that have revolutionized the prospects of enterprise ITAM success.

Paul Avery has over twenty years’ experience in the enterprise software market including: data acquisition, product installation, database services, training, and support.  Mr. Avery has experience in best practices and documentation in enterprise architecture including: guiding principles, strategy models, conceptual models and capability models. Mr. Avery’s experience includes desktop migration to Microsoft Windows Vista, implementing a System Center Configuration Manager (SCCM) system for the delivery of (push) deployment of project related deployments and infrastructure reconfiguration and consolidation.

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

John Satta has over twenty-five years’ experience in the enterprise software and hardware sectors. Mr. Satta is a seasoned business analyst / project manager with broad experience in online software development, documentation and marketing. Mr. Satta’s experience also includes requirements elicitation for product development using JAD sessions, case models, static and active wireframes and requirements documents. Mr. Satta is a seasoned veteran of the software development lifecycle using traditional waterfall and Agile methods including Scrum and has experience with UML and RUP.

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

Ms. Crew has over fifteen years’ experience in the enterprise hardware sector. She is a successful serial entrepreneur developing businesses that achieve outstanding results in crowded verticals. Leveraging her early experiences, Ms. Crew has managed to create a portfolio of companies that continue to grow even in the face of economic headwinds. Her specialty is insightful business assessment with clarification of goals, execution and the resources to implement action plans.

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

OTHER DIRECTORSHIPS

Mr. Macleod served as a Board Member (Director) of Non-Invasive Monitoring Systems, Inc., a publicly traded Company, from November 2005 to January 2008. Mr. Macleod resigned from the Board in January 2008. No other AlphaPoint Technology, Inc. Board members have had any Board affiliations or have served as a director of a publicly traded company.

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

COMMITTEES OF THE BOARD OF DIRECTORS

Our directors have not established any committees, including an Audit Committee, a Compensation Committee, a Nominating Committee, or any committee performing a similar function. The functions of those committees are being undertaken by our directors. Because we have only two independent directors (Ms. Kimberly March-Crew and Mr. Peter Breen), our directors believe that the establishment of committees of the Board would not provide any benefits to our Company and could be considered more form than substance.

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

Our Board of Directors is comprised of Mr. Gary Macleod, who is involved in the day to day operations, Mr. Paul Avery, Mr. John Satta who were integral to our formation and Ms. Kimberly March Crew and Peter Breen who are  Independent Directors. While we would prefer to have an audit committee financial expert on our board of directors, none of our directors have a professional background in finance or accounting. As with most small, early stage companies until such time our Company further develops our business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, the Company does not have any immediate prospects to attract additional independent directors. When the Company is able to expand our Board of Directors to include more independent directors, the Company intends to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and the Company is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors. We do not have a finance person on board to evaluate the effectiveness of the Company’s disclosure controls and procedures. The controls are determined to be ineffective due to the lack of segregation of duties.  However, until the Company receives additional funding they are unable to remedy the weakness.

We have two independent directors (Ms. Kimberly March Crew and Mr. Peter Breen) and the company has not voluntarily implemented various corporate governance measures, in the absence of which, stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

ITEM 11.    EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the past three years.

Name						Non-Equity	Nonqualified
and				Stock	Option	Incentive Plan	Deferred	All Other
principal	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
position		($)	($)	($)	($)	($)	Earnings ($)	($)	($)

Gary Macleod, CEO, Director	2013 2012 2011	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
	2010	0	0	0	0	0	0	0	0
Paul	2013	0	0	0	0	0	0	0	0
Avery, Consultant	2012 2011 2010	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
John Satta, Consultant	2013 2012 2011	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
	2010	0	0	0	0	0	0	0	0

We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and director other than as described herein.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2013.

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

DIRECTOR COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the year ended December 31, 2013 and 2012.

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

Title of Class [3]	Name and Address of Beneficial Owner [1]	Number	Percent of Class [2]

Directors and Officers:
Common Stock	Gary Macleod, CEO, Director 6114 Glenn Abbey Lane, Bradenton, FL 34202	15,000,000	26.10%
Common Stock	Paul Avery, Director 88 Mohican Road, Blairstown, NJ 07805	8,813,750	15.34%
Common Stock	John Satta, Director 176 Stillwater Road, Hardwick, NJ 07825	1,500,000	2.61%
Common Stock	Kimberly March Crew, Director 991 Smithbridge Road, Glen Mills, PA 19342	250,000	0.40%
Common Stock	Peter Breen , Director 35 Amherst Drive, Basking Ridge, NJ 07920	1,000,000	1.74%
DIRECTORS AND OFFICERS AS A GROUP		26,563,700	46.23%

Greater than 5% Shareholders:
Common Stock	Marion LaSala 688 Pines Lake Drive, Wayne, NJ 07470	9,000,000	15.66%
Common Stock	Ronald Harris 6784 Casa Grande Way, Delray Beach, FL 33446	3,750,000	6.52%
Common Stock	Jay Letendre 5692 Bentgrass Dr Unit 103, Sarasota FL, 34235	3,000,000	5.22%

[1] The person named above may be deemed to be a “parent” and “promoter” of our Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Mr. Macleod is the only “promoter” of our Company.

[2] Based on 57,550,000 shares issued and outstanding as of the date of this Prospectus

[3] There is only one class of stock (common)

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control of our Company in the future.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We received advances in the amount of $103,300 and $191,584 for the years ended December 31, 2013 and 2012, respectively, to fund our operating needs.  The accumulation of these advances were in the amount of $1,084,677 and $1,019,208 as of December 31, 2013 and 2012, respectively (see Table below).

The amounts were comprised of $4,500 and $43,583 as of December 31, 2013 and 2012, respectively, from Gary Macleod, the majority shareholder; $91,300 and $148,000 as of December 31, 2013 and 2012, respectively, from Marion LaSala, a beneficial shareholder. These obligations have not been formalized by promissory notes or other writing.  Terms have not been defined; however, the Company recognizes the nature of the financing and is accruing interest at the lowest legal interest rate, the Applicable Federal Rate.  There are no other relationships or related party transactions.  Repayments were made to Gary Macleod during the years ended December 31, 2013 and 2012 in the amount of $14,331 and $13,462.  Repayments made to Marion LaSala during the years ended December 31, 2013 were in the amount of $23,500.

Loans from Shareholders

	December 31, 2013	December 31, 2012
Advances received from:
Gary Macleod	$185,226	$195,057
Marion LaSala	617,451	542,151
AJL, a company owned by the husband of Ms. LaSala	282,000	282,000
	$1,084,677	$1,019,208

In exchange for their initial investment of $300,000 and contribution of intellectual property, and for founding and organizing our Company, Directors Gary Macleod, Paul Avery and John Satta, promoters as defined in Rule 405 of Regulation C, received 15,000,000; 9,000,000; and 9,000,000 shares of stock, respectively.

DIRECTOR INDEPENDENCE

We currently have two independent directors (Ms. Kimberly March Crew and Mr. Peter Breen) and we do anticipate appointing additional directors in the foreseeable future.  If we engage further directors and officers, however, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by DKM Certified Public Accountants for professional services rendered for the audit of the Company’s financial statements for the fiscal years ended December 31, 2013 and 2012.  The aggregate fees billed for the reviews for the years ending 2013 and 2012 were $12,000 and $7,500, respectfully.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2013 and 2012.

Tax Fees

For the Company’s fiscal years ended December 31, 2013 and 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2013 and 2012.

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

ALPHAPOINT TECHNOLOGY, INC.

By	/s/ Gary Macleod	Date: March 28, 2014
Gary Macleod
Chief Executive Officer

By	/s/ Geoff Bicknell	Date: March 28, 2014
Geoff Bicknell
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Gary Macleod
	Gary Macleod	Date: March 28, 2014
Director

By	/s/ Paul Avery
	Paul Avery	Date: March 28, 2014
Director

By	/s/ John Satta
	John Satta	Date: March 28, 2014
Director

By	/s/ Kimberly March Crew
	Kimberly March Crew	Date: March 28, 2014
Director

By	/s/ Peter Breen
	Peter Breen	Date: March 28, 2014
Director