Form 10-Q
period 2014-03-31
AlphaPoint Technology, Inc.
filed 2014-05-15
CIK 1473654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Common Stock, $.01 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 05, 2014, the Company had 57,950,000 shares of Common Stock outstanding.

ALPHAPOINT TECHNOLOGY, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4. Controls and Procedures	16

PART II – OTHER INFORMATION

Item 6. Exhibits	17

Signatures	17

PART I

ITEM 1. FINANCIAL STATEMENTS

AlphaPoint Technology, Inc.

Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$10,808	$1,931
Total current assets	10,808	1,931

Software development costs, net of accumulated amortization of $209,125 and $198,086, respectively	31,039	42,078

Total Assets	$41,847	$44,009

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$60,676	$60,972
Deferred revenue	20,277	19,360
Related party payables	1,076,277	1,084,677
Total current liabilities	1,157,230	1,165,009

Long Term liabilities
Stock Contingency	$40,000	$—
	40,000	—
Total Liabilities	1,197,230	1,165,009

Stockholders’ Equity
Common Stock, 100,000,000 shares authorized, $0.01 par value, 57,550,000 and 57,550,000 shares issued and outstanding, respectively	575,500	575,500
Additional paid in capital	247,000	247,000
Accumulated Deficit	(1,977,883)	(1,943,500)
Total stockholders’ equity	(1,155,383)	(1,121,000)

Total Liabilities and Stockholders’ Equity	$41,847	$44,009

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Statement of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

Contract revenue	$6,171	$6,879

Operating expenses:
Compensation	14,400	9,800
Professional fees	2,913	6,959
General and administrative	7,259	30,687
Depreciation and amortization	11,039	12,271
Total operating expenses	$35,611	$59,717

Net loss for operations	(29,440)	(52,838)

Other income (expenses)
Interest expenses	(4,943)	(2,673)
Income taxes	—	—
Net loss	$(34,383)	$(55,511)

Earnings (loss) per share,
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding primary and dilutive	57,550,000	54,750,000

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

Cash Flows from Operating Activities:
Net (loss)	$(34,383)	$(55,511)
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	11,039	12,271
Changes in assets and liabilities:
Accounts payable and accrued expenses	(296)	4,273
Deferred revenue	917	(6,879)
Net Cash (Used) by Operating Activities	$(22,723)	$(45,846)

Cash Flows from Financing Activities:
Stock Contingency	40,000	—
Net repayment proceeds from stockholder loans	(8,400)	50,700
Net Cash Provided by Financing Activities	$31,600	$50,700

Net decrease in Cash	8,877	4,854

Cash at beginning of period	1,931	2,603

Cash at end of period	$10,808	$7,457

The notes are an integral part of these financial statements

AlphaPoint Technology, Inc.

Notes to the Financial Statements

March 31, 2014

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

On May 6, 2014, the Company approved the signing of a non-binding Letter of Intent (“LOI”) for the acquisition of Peniel Solutions, LLC (“Peniel”) a Limited Liability Company and Extensible Computing LLC d/b/a SL Powers (“SLPowers”), a Limited Liability Company. The LOI contains a binding confidentiality provision. If after a period of due diligence all terms and conditions are agreed and conditions to Closing are met, definitive agreements would be executed, and Peniel Solutions and SLP Powers would become wholly owned subsidiaries of the Company. If Closing occurs as anticipated, these transactions would be dilutive to existing shareholders.

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 28, 2014.

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

In the opinion of management, adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three months ended March 31, 2014 and 2013; (b) the financial position at March 31, 2014; and (c) cash flows for the three months ended March 31, 2014 and 2013, have been made.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014 and December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of March 31, 2014 and December 31, 2013 the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Our projects are of short term duration and are invoiced completely at completion. We base our down payment requests on a customer by customer basis. Our projects have ranged from $20,000 to approximately $55,000. Payment terms are negotiated and agreed by the President. We may extend credit on the full contract, depending on the customer.

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

Amortization is computed on a straight line basis, which should approximate a per unit method over the total estimated units projected for sale (estimated program life is approximately five years). The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at March 31, 2014.

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

Advertising

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses. Advertising expense was $0 and $0 for the three months ended March 31, 2014 and 2013, respectively.

Research and Development

The Company expenses research and development costs when incurred. Research and development costs include engineering, programmer costs and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. The Company spent $0 and $0 in research and development costs for the three months ended March 31, 2014 and 2013, respectively.

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

4. Software Development Costs

The Company has capitalized certain costs associated with their process in developing software for internal and external use. Software development costs consist of:

	March 31, 2014	December 31, 2013
Software Development costs:
Software: Asset Central	$157,719	$157,719
Website development costs	22,445	22,445
Softpay assets	60,000	60,000
	240,164	240,164
Accumulated amortization	209,125	198,086
	$31,039	$42,078

Future amortization:
2015	26,039
2016	5,000
$31,039

Amortization for the three months ended March 31, 2014 and 2013 were $11,039 and $12,271, respectively.

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

The following is a summary of the amounts outstanding:

	March 31,	December 31,
	2014	2013
Due to related parties:
Payable to Officer, majority shareholder	$162,827	$185,226
Payable to shareholder	631,450	617,451
Payable to affiliate company of shareholder	282,000	282,000
	$1,076,277	$1,084,677

The majority shareholder has pledged his support to fund continuing operations; however there is no written commitment to this effect.  The Company is dependent upon the continued support of these parties.

The Company does not have employment contracts with its key employees, including the majority shareholder who is the Chief Executive Officer.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties. The interest accrual for the three months ended March 31, 2014 and December 31, 2013 was $4,943 and $4,464.

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

On May 5, 2013, a subscription agreement was signed for the purchase of up to 2,500,000 shares at a purchase price of $0.10 per share for an aggregate maximum amount of $250,000. The investments will be made by $10,000 payments on the first day of each month, for the period of up to twenty-four (24) months and the stock will be issued monthly accordingly, in book format. As of March 31, 2014, 700,000 shares of stock were issued to investors in accordance with this agreement for $0.10 a share and there was a stock contingent liability in the amount of $40,000 for 400,000 shares that were subsequently issued on April 15, 2014.

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

8. Commitments

The Company entered into a rental agreement for its office facilities which expired on February 28, 2013 and is currently month to month.  The monthly payments of rent are $1,882 plus the costs of utilities and maintenance to the facilities.

Rent expense for both the three months ended March 31, 2014 and 2013 for this facility was $5,644 respectively.  There were no other operating or capital leases outstanding, as of March 31, 2014.

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

10. Subsequent events

On April 15, 400,000 shares were issued for the $40,000 stock contingency liability that was recorded during the three months ended March 31, 2014.

On May 6, 2014, the Company approved the signing of a non-binding Letter of Intent (“LOI”) for the acquisition of Peniel Solutions, LLC (“Peniel”) a Limited Liability Company and Extensible Computing LLC d/b/a SL Powers (“SLPowers”), a Limited Liability Company. The LOI contains a binding confidentiality provision. If after a period of due diligence all terms and conditions are agreed and conditions to Closing are met, definitive agreements would be executed, and Peniel Solutions and SLP Powers would become wholly owned subsidiaries of the Company. If Closing occurs as anticipated, these transactions would be dilutive to existing shareholders. No assurance can be had that the above transactions will be satisfactorily concluded. If these transactions are in fact concluded, the acquisitions will be reported in a report on Form 8-K.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2014 and 2013

During the three months ended March 31, 2014, we generated revenues in the amount of $6,171, compared to $6,879 for the three months ending March 31, 2013. Our unrecognized revenue, deferred to future periods that our services (based on existing maintenance contracts) extended is $20,277 and $25,255 as of March 31, 2014 and March 31, 2013, respectively. Revenues decreased due to a reduction in active contracts.

Operating expenses were $35,611 and $59,717 for the three months ended March 31, 2014 and 2013, respectively.

•	General and Administrative Expenses decreased due to an overall reduction of travel expenses in the current year.

•	Compensation Expense increased slightly by $4,600 year over year.

Net losses incurred in the periods presented have been primarily due to revenues not reaching the break-even point. The Company incurred net operating losses of $(34,383) and $(55,511) for the three months ended March 31, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the financial statements, we have an accumulated deficit from inception of $(1,977,883) and have a negative cash flow from operations of $(22,723) for the three months ended March 31, 2014. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and execution of its business plan.

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

At March 31, 2014, the Company had $10,808 in cash resources to meet current obligations. Management does not consider our current cash position sufficient to sustain our operations. We estimate that our current available cash will satisfy approximately one month of our operating cash flow requirements. We have depended and continue to depend on monthly cash contributions from our majority shareholder, Gary Macleod, to meet any shortfall in meeting our obligations. We expect to generate increasing revenue during rest of the year, minimizing our need for support; however we will require capital to market our product and achieve our operating plan. In the absence of generating revenue, we anticipate that over the next twelve months we will require cash contributions from Mr. Macleod or other related parties and to sell more shares. However, there is no guarantee that these parties will make any contributions or we will find a market for our stock. We have not identified any other source of funding to meet the shortfall; thus, without their support, we may go out of business.

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

CRITICAL ACCOUNTING POLICIES

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in the MD&A and Note 2 of the notes to our financial statements for the year ended December 31, 2013. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

Capitalized software costs are stated at cost. The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over three to five years. Amortization is computed on a straight line basis, which should approximate a per unit method over the total estimated units projected for sale (estimated program life is approximately five years). The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at March 31, 2014.

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

EARNINGS (LOSS) PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common share equivalents. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common share equivalents are considered anti-dilutive and thus are excluded from the calculation. At March 31, 2014 and March 31, 2013 the Company did not have any potentially dilutive common share equivalents.

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

Changes in Internal Controls over Financial Reporting.

Management concluded that there has been no change in our internal control over financial reporting during the period ended March 31, 2014, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

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

DATED: May 15, 2014