Form 10-Q
period 2014-06-30
AlphaPoint Technology, Inc.
filed 2014-08-14
CIK 1473654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 11, 2014, the Company had 58,250,000 shares of Common Stock outstanding.

ALPHAPOINT TECHNOLOGY, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4. Controls and Procedures	16

PART II – OTHER INFORMATION

Item 6. Exhibits	17

Signatures	18

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AlphaPoint Technology, Inc.

Balance Sheets

	June 30,	December 31,
	2014	2013

Assets
Current assets
Cash and cash equivalents	$10,709	$1,931
Total current assets	$10,709	$1,931

Software development costs, net of accumulated amortization of $220,164 and $198,086, respectively	$20,000	$42,078

Total Assets	$30,709	$44,009

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$65,776	$60,972
Deferred revenue	21,489	19,360
Related party payables	1,072,118	1,084,677
Total current liabilities	$1,159,383	$1,165,009

Long Term liabilities
Stock Contingency	$30,000	$—

Total Liabilities	$1,189,383	$1,165,009
Stockholders’ Equity
Common Stock, 100,000,000 shares authorized, $0.01 par value, 57,950,000 and 57,550,000 shares issued and outstanding, respectively	$579,500	$575,500
Additional paid in capital	283,000	247,000
Accumulated Deficit	(2,021,174)	(1,943,500
Total stockholders’ equity	$(1,158,674)	$(1,121,000)

Total Liabilities and Stockholders’ Equity	$30,709	$44,009

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Statement of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Contract revenue	$7,638	$6,346	$13,809	$13,225

Operating expenses:
Compensation	11,400	15,300	25,800	25,100
Professional Fees	8,936	7,863	11,349	14,822
General and Administrative	18,596	18,721	25,983	49,408
Bad Debt Expense	—	33,313	—	33,313
Research and Development	—	—	—	—
Depreciation and Amortization	11,039	12,886	22,078	25,157
Total Operating Expenses	49,971	88,083	85,210	147,800

Net loss from operations	(42,33)	(81,737)	(71,401)	(134,575)

Other income (expenses)
Interest expenses	(5,103)	(2,392)	(10,046)	(5,065)
Income taxes	—	—	—	—
Net loss	$(47,436)	$(84,129)	$(81,447)	$(139,640)

Earnings (loss) per share,
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding primary and dilutive	57,884,066	54,750,000	57,717,956	54,750,000

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013

Cash Flows from Operating Activities:
Net (loss)	$(81,447)	$(139,640)
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	22,078	25,157
Changes in assets and liabilities:
Bad Debt Expense		33,313
Accounts payable and accrued expenses	6,807	12,165
Deferred revenue	3,899	(13,139)
Net Cash (Used) by Operating Activities	$(48,663)	$(82,144)

Cash Flows from Financing Activities:
Proceeds from Issuance of Stock	40,000
Stock Contingency	30,000	—
Net repayment proceeds from stockholder loans	(12,559)	81,800
Net Cash Provided by Financing Activities	$57,441	$81,800

Net Increase in Cash	8,778	(344)

Cash at beginning of period	1,931	2,603

Cash at end of period	$10,709	$2,259

The notes are an integral part of these financial statements

AlphaPoint Technology, Inc.

Notes to the Financial Statements

June 30, 2014

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

In the opinion of management, adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six months ended June 30, 2014 and 2013; (b) the financial position at June 30, 2014; and (c) cash flows for the six months ended June 30, 2014 and 2013, have been made.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014 and December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of June 30, 2014 and December 31, 2013 the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Amortization is computed on a straight line basis, which should approximate a per unit method over the total estimated units projected for sale (estimated program life is approximately five years). The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at June 30, 2014.

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

Advertising

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses. Advertising expense was $0 and $0 for the six months ended June 30, 2014 and 2013, respectively.

Research and Development

The Company expenses research and development costs when incurred. Research and development costs include engineering, programmer costs and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. The Company spent $0 and $0 in research and development costs for the six months ended June 30, 2014 and 2013, respectively.

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

4. Software Development Costs

The Company has capitalized certain costs associated with their process in developing software for internal and external use. Software development costs consist of:

	June 30, 2014	December 31, 2013
Software Development costs:
Software: Asset Central	$157,719	$157,719
Website development costs	22,445	22,445
Softpay assets	60,000	60,000
	240,164	240,164
Accumulated amortization	220,164	198,086
	$20,000	$42,078

Future amortization:
2015	20,000
2016	—
$20,000

Amortization for the three months ended June 30, 2014 and 2013 were $11,039 and $12,278, respectively. Amortization for the six months ended June 30, 2014 and 2013 were $22,078 and $25,157, respectively.

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

The Company has not recognized an income tax benefit for its operating losses generated since termination of their Subchapter S election, based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. Per the Internal Revenue Service, tax years open for audit examination are years 2006 through 2013.

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

The following is a summary of the amounts outstanding:

	June 30,	December 31,
	2014	2013
Due to related parties:
Payable to Officer, majority shareholder	$153,667	$185,226
Payable to shareholder	636,451	617,451
Payable to affiliate company of shareholder	282,000	282,000
	$1,072,118	$1,084,677

The majority shareholder has pledged his support to fund continuing operations; however there is no written commitment to this effect.  The Company is dependent upon the continued support of these parties.

The Company does not have employment contracts with its key employees, including the majority shareholder who is the Chief Executive Officer.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.  The interest accrual for the three months ended June 30, 2014 and June 30, 2013 was $5,103 and $2,392.   The interest accrual for the six months ended June 30, 2014 and June 30, 2013 was $10,046 and $5,065.

7. Equity

The total number of shares of capital stock which the Company shall have authority to issue is one hundred million (100,000,000) common shares with a par value of $0.01, of which 57,950,000 have been issued.  The Company intends to issue additional shares in an effort to raise capital to fund its operations.  Common shareholders will have one vote for each share held.

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

During the six months ended June 30, 2014, 400,000 shares were issued per the subscription agreement signed on May 5, 2013. As of August 11, 2014, an additional 300,000 shares were issued at a price of $0.10 per share per the subscription agreement.

There are no preferred shares authorized or outstanding. There have been no warrants or options issued or outstanding.

As of August 11, 2014, the Company had 58,250,000 shares of Common Stock outstanding.

8. Commitments

The Company entered into a rental agreement for its office facilities which expired on February 28, 2013 and is currently month to month.  The monthly payments of rent are $1,882 plus the costs of utilities and maintenance to the facilities.

Rent expense for the three months ended June 30, 2014 and 2013 for this facility was $5,646 respectively.  Rent expense for the six months ended June 30, 2014 and 2013 for this facility was $11,292 and $11,289. There were no other operating or capital leases outstanding, as of June 30, 2014.

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

As of August 11, 2014 an additional 300,000 shares were issued and there is no longer a $30,000 stock contingency.

10. Subsequent events

On May 6, 2014, the Company approved the signing of a non-binding Letter of Intent (“LOI”) for the acquisition of Peniel Solutions, LLC (“Peniel”) a Limited Liability Company and Extensible Computing LLC d/b/a SL Powers (“SLPowers”), a Limited Liability Company.

As of August 11, 2014 the Company will not be pursuing an Acquisition of SLPowers. The Company will continue with Peniel Solutions as a development Partner, but not as an immediate acquisition target. The Company may revisit merger discussions in the next couple months.

As of August 11, 2014 an additional 300,000 shares were issued and there is no longer a $30,000 stock contingency.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2014 and 2013

During the three months ended June 30, 2014, we generated revenues in the amount of $7,638, compared to $6,346for the three months ending June 30, 2013. Our unrecognized revenue, deferred to future periods that our services (based on existing maintenance contracts) extended is $23,259 and $12,116 as of June 30, 2014 and June 30, 2013, respectively. Revenues decreased due to a reduction in active contracts.

Operating expenses were $49,971 and $88,083 for the three months ended June 30, 2014 and 2013, respectively.  The decrease in operating expense was mainly due to the $33,313 in bad debt expense in 2013.

Net losses incurred in the periods presented have been primarily due to revenues not reaching the break-even point. The Company incurred net losses of $(47,436) and $(84,129) for the three months ended June 30, 2014 and 2013, respectively.

Six months ended June 30, 2014 and 2013

During the six months ended June 30, 2014, we generated revenues in the amount of $13,809, compared to $13,225 for the six months ending June 30, 2013. Our unrecognized revenue, deferred to future periods that our services (based on existing maintenance contracts) extended is $23,259 and $12,116 as of June 30, 2014 and June 30, 2013, respectively. Revenues decreased due to a reduction in active contracts.

Operating expenses were $85,210 and $147,800 for the six  months ended June 30, 2014 and 2013, respectively, mainly due to the $33,313 in bad debt expense in 2013 and an decrease in General and Administrative expenses.

Net losses incurred in the periods presented have been primarily due to revenues not reaching the break-even point. The Company incurred net losses of $(48,663) and $(139,640) for the six months ended June 30, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the financial statements, we have an accumulated deficit from inception of $(2,024,947) and have a negative cash flow from operations of $(48,663) for the six months ended June 30, 2014. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and execution of its business plan.

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

At June 30, 2014, the Company had $10,709 in cash resources to meet current obligations. Management does not consider our current cash position sufficient to sustain our operations. We estimate that our current available cash will satisfy approximately one month of our operating cash flow requirements. We have depended and continue to depend on monthly cash contributions from our majority shareholder, Gary Macleod, to meet any shortfall in meeting our obligations. We expect to generate increasing revenue during rest of the year, minimizing our need for support; however we will require capital to market our product and achieve our operating plan. In the absence of generating revenue, we anticipate that over the next twelve months we will require cash contributions from Mr. Macleod or other related parties and to sell more shares. However, there is no guarantee that these parties will make any contributions or we will find a market for our stock. We have not identified any other source of funding to meet the shortfall; thus, without their support, we may go out of business.

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

Capitalized software costs are stated at cost. The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over three to five years. Amortization is computed on a straight line basis, which should approximate a per unit method over the total estimated units projected for sale (estimated program life is approximately five years). The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at June 30, 2014.

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

EARNINGS (LOSS) PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common share equivalents. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common share equivalents are considered anti-dilutive and thus are excluded from the calculation. At June 30, 2014 and June 30, 2013 the Company did not have any potentially dilutive common share equivalents.

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

Changes in Internal Controls over Financial Reporting.

Management concluded that there has been no change in our internal control over financial reporting during the period ended June 30, 2014, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

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

DATED: August 14, 2014