Form 10-Q/A
period 2014-06-30
AlphaPoint Technology, Inc.
filed 2014-08-15
CIK 1473654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q /A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from our Form 10-Q for the quarterly period ended June 30, 2014, filed with the Securities and Exchange Commission on August 14, 2014.

Additionally, we corrected a typographical error in the Statement of Operations on page 4. The amount for the line item “Net loss from operations” under the column heading “For the Three Months Ended June 30, 2014”, has been corrected from “(42,33)” to “(42,333)”.

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

AlphaPoint Technology, Inc.

Statement of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Contract revenue	$7,638	$6,346	$13,809	$13,225

Operating expenses:
Compensation	11,400	15,300	25,800	25,100
Professional Fees	8,936	7,863	11,349	14,822
General and Administrative	18,596	18,721	25,983	49,408
Bad Debt Expense	—	33,313	—	33,313
Research and Development	—	—	—	—
Depreciation and Amortization	11,039	12,886	22,078	25,157
Total Operating Expenses	49,971	88,083	85,210	147,800

Net loss from operations	(42,333)	(81,737)	(71,401)	(134,575)

Other income (expenses)
Interest expenses	(5,103)	(2,392)	(10,046)	(5,065)
Income taxes	—	—	—	—
Net loss	$(47,436)	$(84,129)	$(81,447)	$(139,640)

Earnings (loss) per share,
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding primary and dilutive	57,884,066	54,750,000	57,717,956	54,750,000

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

DATED: August 15 , 2014