Form 10-Q
period 2014-09-30
AlphaPoint Technology, Inc.
filed 2014-11-13
CIK 1473654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 11, 2014, the Company had 58,250,000 shares of Common Stock outstanding.

ALPHAPOINT TECHNOLOGY, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AlphaPoint Technology, Inc.

Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$1,132	$1,931
Accounts Receivable	16,764	—
Total current assets	$17,896	$1,931

Software development costs, net of accumulated amortization of $225,164 and $198,086, respectively	$15,000	$42,078
Total Assets	$32,896	$44,009

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$75,574	$60,972
Deferred revenue	28,736	19,360
Related party payables	1,072,618	1,084,677
Total current liabilities	$1,176,928	$1,165,009

Long Term liabilities
Stock Contingency	$20,000	$—

Total Liabilities	$1,196,928	$1,165,009
Stockholders’ Equity
Common Stock, 100,000,000 shares authorized, $0.01 par value, 58,250,000 and 57,550,000 shares issued and outstanding, respectively	$582,500	$575,500
Additional paid in capital	310,000	247,000
Accumulated Deficit	(2,056,532)	(1,943,500)
Total stockholders’ equity	$(1,164,032)	$(1,121,000)

Total Liabilities and Stockholders’ Equity	$32,896	$44,009

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Statement of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Contract revenue	$12,057	$11,868	$25,866	$25,093

Operating expenses:
Compensation	14,700	11,750	40,500	36,850
Stock Based Compensation	—	525,000	—	525,000
Professional Fees	6,146	3,726	17,995	18,548
General and Administrative	12,836	14,583	38,319	63,992
Bad Debt Expense	—	—	—	33,313
Research and Development	—	—	—	—
Depreciation and Amortization	5,000	12,886	27,078	38,043
Total Operating Expenses	38,682	567,945	123,892	715,746

Net loss from operations	(26,625)	(556,077)	(98,026)	(690,653)

Other income (expenses)
Interest expenses	(4,960)	(4,082)	(15,006)	(9,147)
Income taxes	—	—	—	—
Net loss	$(31,585)	$(560,159)	$(113,032)	$(699,800)

Earnings (loss) per share,
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding primary and dilutive	58,113,043	55,752,174	57,851,099	55,087,729

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013

Cash Flows from Operating Activities:
Net (loss)	$(113,032)	$(699,800)
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	27,078	38,043
Stock-based and non-cash compensation	—	525,000
Bad Debt Expense	—	33,313
Changes in assets and liabilities:
Accounts Receivable	(16,764)	—
Accounts payable and accrued expenses	14,602	9,247
Deferred revenue	9,376	(16,693)
Net Cash (Used) by Operating Activities	$(78,740)	$(110,890)

Cash Flows from Financing Activities:
Proceeds from Issuance of Stock	70,000	40,000
Stock Contingency	20,000	—
Net proceeds from stockholder loans	(12,059)	73,469
Net Cash Provided by Financing Activities	$77,941	$113,469

Net Increase in Cash	(799)	2,579

Cash at beginning of period	1,931	2,603

Cash at end of period	$1,132	$5,182

The notes are an integral part of these financial statements

AlphaPoint Technology, Inc.

Notes to the Financial Statements

September 30, 2014

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

In the opinion of management, adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine months ended September 30, 2014 and 2013; (b) the financial position at September 30, 2014; and (c) cash flows for the nine months ended September 30, 2014 and 2013, have been made.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014 and December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of September 30, 2014 and December 31, 2013 the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Amortization is computed on a straight line basis, which should approximate a per unit method over the total estimated units projected for sale (estimated program life is approximately five years). The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at September 30, 2014.

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

Advertising

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses. Advertising expense was $0 and $0 for the nine months ended September 30, 2014 and 2013, respectively.

Research and Development

The Company expenses research and development costs when incurred. Research and development costs include engineering, programmer costs and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. The Company spent $0 and $0 in research and development costs for the nine months ended September 30, 2014 and 2013, respectively.

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

4. Software Development Costs

The Company has capitalized certain costs associated with their process in developing software for internal and external use. Software development costs consist of:

	September 30, 2014	December 31, 2013
Software Development costs:
Software: Asset Central	$157,719	$157,719
Website development costs	22,445	22,445
Softpay assets	60,000	60,000
	240,164	240,164
Accumulated amortization	225,164	198,086
	$15,000	$42,078

Future amortization:
2015	15,000
2016	—
$15,000

Amortization for the three months ended September 30, 2014 and 2013 were $5,000 and $12,886, respectively. Amortization for the nine months ended September 30, 2014 and 2013 were $27,078 and $38,043, respectively.

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

The following is a summary of the amounts outstanding:

	September 30,	December 31,
	2014	2013
Due to related parties:
Payable to Officer, majority shareholder	$142,167	$185,226
Payable to shareholder	648,451	617,451
Payable to affiliate company of shareholder	282,000	282,000
	$1,072,618	$1,084,677

The majority shareholder has pledged his support to fund continuing operations; however there is no written commitment to this effect.  The Company is dependent upon the continued support of these parties.

The Company does not have employment contracts with its key employees, including the majority shareholder who is the Chief Executive Officer.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.  The interest accrual for the three months ended September 30, 2014 and September 30, 2013 was $4,960 and $4,082.  The interest accrual for the nine months ended September 30, 2014 and September 30, 2013 was $15,006 and $9,147.

7. Equity

The total number of shares of capital stock which the Company shall have authority to issue is one hundred million (100,000,000) common shares with a par value of $0.01, of which 58,250,000 have been issued.  The Company intends to issue additional shares in an effort to raise capital to fund its operations.  Common shareholders will have one vote for each share held.

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

During the nine months ended September 30, 2014 700,000 shares were issued per the subscription agreement signed on May 5, 2013. During the three months ended September 30, 2014 200,000 shares were purchased and remain outstanding.

There are no preferred shares authorized or outstanding. There have been no warrants or options issued or outstanding.

As of November 05, 2014, the Company had 58,250,000 shares of Common Stock outstanding.

8. Commitments

The Company entered into a rental agreement for its office facilities which expired on February 28, 2013 and is currently month to month.  The monthly payments of rent are $1,882 plus the costs of utilities and maintenance to the facilities.

Rent expense for the three months ended September 30, 2014 and 2013 for this facility was $5,645 and $5,645 respectively.  Rent expense for the nine months ended September 30, 2014 and 2013 for this facility was $16,934 and $16,934. There were no other operating or capital leases outstanding, as of September 30, 2014.

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

10. Subsequent events

On May 6, 2014, the Company approved the signing of a non-binding Letter of Intent (“LOI”) for the acquisition of Peniel Solutions, LLC (“Peniel”) a Limited Liability Company and Extensible Computing LLC d/b/a SL Powers (“SLPowers”), a Limited Liability Company. The LOI contains a binding confidentiality provision. If after a period of due diligence all terms and conditions are agreed and conditions to Closing are met, definitive agreements would be executed, and Peniel Solutions and SLP Powers would become wholly owned subsidiaries of the Company. If Closing occurs as anticipated, these transactions would be dilutive to existing shareholders. The LOI expired on August 6, 2014, however, the Company is continuing with ongoing negotiations with Peniel Solutions LLC.

On August 14, 2014, the Company approved the signing of a non-binding Letter of Intent (“LOI”) for the acquisition of N’compass Solutions, Inc. (“N’compass”) a Minnesota Corporation.  The LOI contains a binding confidentiality provision.  If after a period of due diligence all terms and conditions are agreed and conditions to Closing are met, definitive agreements would be executed, and N’compass would become a wholly owned subsidiary of the Company.  If Closing occurs as anticipated, these transactions would be dilutive to existing shareholders.  No assurance can be had that the above transactions will be satisfactorily concluded.  If these transactions are in fact concluded, the acquisitions will be reported in a report on Form 8-K.

On September 18, 2014, the Company entered into an Original Equipment Manufacturer Agreement (the “OEM Agreement”) with Modius Inc., (“Modius”) a Delaware Corporation, with its Headquarters in San Francisco, CA. The Company has developed and owns, publishes, markets, licenses and distributes, directly or through its VAR/OEM channel partners, an IT asset management suite of software programs and modules under the AssetCentral™ brand (the “Programs”) with supporting documentation (the “Documentation”). The OEM Agreement provides Modius with a non-exclusive, non-transferable and worldwide license to market, distribute and sub-license the APT Programs and Documentation to its enterprise customers and resellers, in combination with its OpenData™ and other Modius products.  There are no relationships between the Company or its affiliates and Modius or its affiliates, other than in respect of this Agreement.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2014 and 2013

During the three months ended September 30, 2014, we generated revenues in the amount of $12,057, compared to $11,868 for the three months ending September 30, 2013. Our unrecognized revenue, deferred to future periods that our services (based on existing maintenance contracts) extended was $28,736 and $8,562 as of September 30, 2014 and September 30, 2013, respectively.

Operating expenses were $38,682 and $567,945 for the three months ended September 30, 2014 and 2013, respectively.  The decrease was due to a $525,000 stock based compensation expenses during 2013.

Net losses incurred in the periods presented have been primarily due to revenues not reaching the break-even point. The Company incurred net losses of $(31,585) and $(560,159) for the three months ended September 30, 2014 and 2013, respectively.

Nine months ended September 30, 2014 and 2013

During the nine months ended September 30, 2014, we generated revenues in the amount of $25,866, compared to $25,093 for the nine months ending September 30, 2013.

Operating expenses were $123,892 and $715,746 for the nine months ended September 30, 2014 and 2013, respectively, in relation to the stock compensation expense of $525,000.

Net losses incurred in the periods presented have been primarily due to revenues not reaching the break-even point. The Company incurred net losses of $(113,032) and $(699,800) for the nine months ended September 30, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the financial statements, we have an accumulated deficit from inception of $(2,056,532) and have a negative cash flow from operations of $(78,740) for the nine months ended September 30, 2014. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and execution of its business plan.

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

At September 30, 2014, the Company had $1,132 in cash resources to meet current obligations. Management does not consider our current cash position sufficient to sustain our operations. We estimate that our current available cash will satisfy approximately one month of our operating cash flow requirements. We have depended and continue to depend on monthly cash contributions from our majority shareholder, Gary Macleod, to meet any shortfall in meeting our obligations. We expect to generate increasing revenue during rest of the year, minimizing our need for support; however we will require capital to market our product and achieve our operating plan. In the absence of generating revenue, we anticipate that over the next twelve months we will require cash contributions from Mr. Macleod or other related parties and to sell more shares. However, there is no guarantee that these parties will make any contributions or we will find a market for our stock. We have not identified any other source of funding to meet the shortfall; thus, without their support, we may go out of business.

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

Capitalized software costs are stated at cost. The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over three to five years. Amortization is computed on a straight line basis, which should approximate a per unit method over the total estimated units projected for sale (estimated program life is approximately five years). The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at September 30, 2014.

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

Software sales are recorded as receivable when installed or delivered. As of September 30, 2014 we had not sold our product without a maintenance component, nor had we sold our maintenance as a separate component. The maintenance contract, which does not involve significant production, modification, or customization, is the only undelivered element at the time of installation or delivery. Currently, services and maintenance fees are recognized ratably over the period during which the post contract service support (maintenance period) is expected to be performed. The unrecognized portion for contracts is charged to deferred revenue and will be recognized in future periods, generally one year.

RESEARCH AND DEVELOPMENT EXPENSES - The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development.

EARNINGS (LOSS) PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common share equivalents. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common share equivalents are considered anti-dilutive and thus are excluded from the calculation. At September 30, 2014 and September 30, 2013 the Company did not have any potentially dilutive common share equivalents.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

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

Changes in Internal Controls over Financial Reporting.

Management concluded that there has been no change in our internal control over financial reporting during the period ended September 30, 2014, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEDDINGS

None.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered securities during the three month period ended September 30, 2014, or subsequent period through the date hereof.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

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

DATED: November 13, 2014