Form 10-K
period 2014-12-31
AlphaPoint Technology, Inc.
filed 2015-04-15
CIK 1473654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes    ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014:   $3,285,000

Number of the issuer’s Common Stock outstanding as of April 15, 2015:   186,282,453

Documents incorporated by reference: None.

ALPHA POINT TECHNOLOGIES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

TABLE OF CONTENTS

		Page
PART I

Item 1.	Business	1
Item 1A	Risk Factors	1
Item 1B	Unresolved Staff Comments	3
Item 2.	Properties	3
Item 3.	Legal Proceedings	3
Item 4.	Mine Safety Disclosures	3

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities	4
Item 6.	Selected Financial Data	4
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	9
Item 8.	Financial Statements and Supplementary Data	9
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	10
Item 9A.	Controls and Procedures	10
Item 9B.	Other Information	10

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant	11
Item 11.	Executive Compensation	15
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	17
Item 13.	Certain Relationships and Related Transactions and Director Independence	18
Item 14.	Principal Accountant Fees and Services	18

PART IV

Item 15.	Exhibits and Financial Statement Schedules	19

Signatures		20

EX-23.1	Consent of Independent Registered Public Accounting Firm

EX-31.1	Rule 13a-14(a) Certification of Principal Executive Officer

EX-31.2	Rule 13a-14(a) Certification of Principal Financial and Accounting Officer

EX-32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

On December 23, 2014, AlphaPoint Technology, Inc. closed the share exchange transaction for the acquisition of all the issued and outstanding shares of N’Compass Solutions, Inc. (N’Compass”) a Minnesota corporation.  Since that time issues arose, as a result, the Parties desire to unwind the transaction and are currently negotiating the terms of an Unwind Agreement(s). The consolidation of management, positional appointed but not mutually executed, operations, assets, and liabilities did not happen from the time of the equity swap to the unwind time.

Business Operations

AlphaPoint Technology, Inc. developed AssetCentral, a unique patent pending (#12/761,861) Visual Modeling IT Asset Management software solution that enables data centers and IT infrastructure managers to accurately count, track, manage, and report all physical IT assets, their location, and respective information via any web browser. AssetCentral creates a new dimension to the operational IT Asset management process that eliminates wasted time and resources. We believe our proprietary solution adds significant value to any enterprise and creates the ultimate baseline or hub for managing any IT assets operationally as well as giving a comprehensive overview of the financial dynamics of IT spending, budgeting, and forecasting.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Limited Corporate History

We were incorporated on November 13, 2008 and have a limited operating history that can be used to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays that we may encounter because we are a small business. As a result, we may not be profitable and we may not be able to generate sufficient revenue to develop as we have planned. To address these risks the Company must, among other things, continue to attract investment capital, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to upgrade the AssetCentral Software. The Company’s Auditors have expressed a going concern qualification in their independent auditor’s report to the Company relating to the Company’s audited financial statements for the years ended December 31, 2013 and 2014.

Loss of Intellectual Property

The Company relies on a combination of patent, copyright, trademark, and trade secret laws and confidentiality procedures to protect its propriety rights. Others may independently develop similar proprietary information and techniques or gain access to the Company’s intellectual property rights or disclose such technology. The Company cannot assure that it will receive U.S. Patent and Trademark Office approval on its provisional patent application (# 12/761,861) for its software product, or that any patent or registered trademark owned by it will not be invalidated, circumvented or challenged in the U.S. or foreign countries or that the rights granted there under will provide competitive advantages to the Company or that any of the Company’s pending or future patent applications will be issued with the scope of the claims sought by the Company if at all. Furthermore, others may develop similar products, duplicate the Company’s products, or design around its patent. In addition, foreign intellectual property laws may not protect the Company’s intellectual property rights. Litigation may be necessary to enforce the Company’s patent and other intellectual property rights and to protect its trade secrets. Litigation could result in substantial costs and diversion of recourses which could harm the Company’s business and the Company could ultimately be unsuccessful in protecting its intellectual property rights. Further, the Company’s intellectual property protection controls across global operations may not be adequate to fully protect them from the theft or misappropriation of the Company’s intellectual property, which could adversely harm its business.

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

We expect to generate revenue during the year, minimizing our need for support from Mr. Macleod; however, we will require capital to market our product and achieve our operating plan. On May 5, 2013, a subscription agreement was signed for the purchase of up to 2,500,000 shares at a purchase price of $0.10 per share for an aggregate maximum amount of $250,000. The investments were to be made by $10,000 payments on the first day of each month, for the period of up to twenty-four (24) months and the stock will be issued monthly accordingly, in book format. The payments ceased in September 2014 and the Company does not anticipate the payments to resume. The investor has purchased 1,600,000 shares of the 2,500,000 total and the investor has forfeited his right to purchase 1,250,000 Warrants.

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

Penny Stock risk

Our common stock is currently considered a “penny stock” and may continue in the future to be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act.  The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years.)  These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities.  Since our securities are subject to the penny stock rules, investors may find it more difficult to dispose of our securities.

No independent audit committee risk

The Company does not have any committees.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has a history of losses, primarily due to its product development stage, resulting in an accumulated deficit.  The Company is dependent on financing from its Officer shareholder and related parties to meet its current operating obligations. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate revenues from operations and to achieve a level of profitability. The Company intends on financing its future development activities, marketing plan and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Ineffective internal control risks

The Company’s management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error or all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs.  Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistakes.  Controls can also be circumvented by the individual acts of some personals, by collusion of two or more people, or by management override of controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company does not own any property at this time.  The Company has offices in rented space on a month to month basis in Sarasota, Florida.

ITEM 3. LEGAL PROCEEDINGS

Current regulations and reporting requirements require the Company to disclose any legal proceedings that are ongoing and could have a material impact on the financial statements for the year ended December 31, 2014. On February 25, 2015, the Company accepted service of a Complaint filed by Ladenburg Thalmann & Co. (“Ladenburg”) in the 11th Judicial Circuit Court, Miami-Dade County, Florida (Case No. 15004012 CA 01). The Complaint alleges counts of Breach of Contract, Quantum Meruit, and Unjust Enrichment, for failure to pay a transaction fee of $100,000 to Ladenburg for the N’compass Solutions, Inc. closing on December 23, 2014.  The Company filed an Answer and Affirmative Defenses on March 16, 2015 and Amended Answer and Counterclaim on March 19, 2015 presenting the following affirmative defenses and counterclaims: Estoppel, Failure of Consideration, Waiver, Unclean Hands, and Fraud in the Inducement, and Breach of Contract, Negligent and Fraudulent Misrepresentation and violation of Florida’s Unfair or Deceptive Acts or Practices Act. There are no proceedings in which any of our directors, sole officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4. MINE SAFTEY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS’ MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The Company’s common stock is listed on the Over the Counter Bulletin Board (“OTC: BB”) under the symbol “APPO”.  The Company received its “Notice of Effectiveness” on November 1, 2011.

The following table sets forth the high and low trade information for our common stock for each quarter for the current year. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

	High	Low
Fiscal Year 2013
First quarter ended March 31, 2013	$0.27	$0.27
Second quarter ended June 30, 2013	$0.27	$0.25
Third quarter ended September 30, 2013	$0.50	$0.25
Fourth quarter ended December 31, 2013	$0.47	$0.10

Fiscal Year 2014
First quarter ended March 31, 2014	$0.18	$0.08
Second quarter ended June 30, 2014	$0.15	$0.04
Third quarter ended September 30, 2014	$0.06	$0.02
Fourth quarter ended December 31, 2014	$0.30	$0.01

Approximate Number of Equity Security Holders

On December 31, 2014 the Company’s common stock had a closing price quotation of $0.17. As of December 31, 2014 there were approximately 53 certificate holders of record of the Company’s common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

Amortization is computed on a straight line basis, which should approximate a per unit method over the total estimated units projected for sale (estimated program life is approximately five years). The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at December 31, 2014.

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

Share-based Payments

Share-based payments to employees, including grants of employee stock options are recognized as compensation expense in the financial statements based on their fair values, in accordance with FASB ASC Topic 718. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company issued 131,532,453 shares of common stock options during the year ending December 31, 2014.

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

Results of Operations

For the years ended December 31, 2014 and 2013:

Our consolidated revenues from our software product and service offerings in the amount of $35,141 and $29,496 for the years ended December 31, 2014 and 2013, respectively. In 2010, our initial year of product sales, our billings were $116,301, of which $85,955 ($12,245 in 2011) was unrecognized revenue, deferred to future periods that our services (maintenance contracts) extend. In 2011 our billings were $62,421, of which $30,668 was unrecognized revenue that has been deferred to future periods that our services (maintenance contracts) extend. In 2014 there were no year-end outstanding billings. The deferred revenue represents amounts that have been billed and collected and will be recognized as revenue over the next 12 months.  Our services include our product software (AssetCentral), training and installation, and maintenance contracts.

Operating expenses were $156,918 and $744,322 for the years ended December 31, 2014 and 2013, respectively.  The decrease in year over year expenses was approximately $587,404 and was mainly due to the Stock Based Compensation Expense in 2013 of $525,000.

Net losses incurred in the periods presented have been primarily due to operating costs.  The Company incurred net losses of $141,392 and $759,239 for the years ended December 31, 2014 and 2013, respectively.  The increase in the year over year net loss was due primarily from the $525,000 stock based compensation expense. At this time, normal costs of public filing will continue and it is not known when significant revenues will occur to off-set these expenses.

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

At December 31, 2014, the Company had $688 in cash resources to meet current obligations.  Management does not consider our current cash position sufficient to sustain our operations.  We estimate that our current available cash will satisfy approximately one month of our operating cash flow requirements.

We have depended and continue to depend on monthly cash contributions from our Officer, shareholder, Gary Macleod, to meet any shortfall in meeting our obligations.  We expect to generate revenue during the year, minimizing our need for support; however we will require capital to market our product and achieve our operating plan. On May 5, 2013, a subscription agreement was signed for the purchase of up to 2,500,000 shares at a purchase price of $0.10 per share for an aggregate maximum amount of $250,000. The investments will be made by $10,000.00 payments on the first day of each month, for the period of up to twenty-four (24) months and the stock will be issued monthly accordingly, in book format. The payments ceased in September 2014 and the Company does not anticipate the payments to resume. The investor has purchased 1,600,000 shares of the 2,500,000 total and the investor has forfeited his right to purchase 1,250,000 Warrants.

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

As reflected in the financial statements we have an accumulated deficit from inception of $2,084,892 and have a net loss from operations of $141,392 and $759,239 for the years ended December 31, 2014 and 2013, respectively. This raises doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and execution of its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. Our Board of Directors consists of seven (7) individuals who advise our chief executive officer and chief financial officer. Our chief executive officer makes decisions on all significant corporate matters such as the approval of terms of the compensation of our executive officers and the oversight of the accounting functions.

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

Recent Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration. Those standards have been addressed in the notes to the audited financial statement for the year ended December 31, 2014.

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

ALPHAPOINT TECHNOLOGIES, INC.

Green & Company, CPAs A PCAOB Registered Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Alphapoint Technology, Inc.

We have audited the accompanying balance sheet of Alphapoint Technology, Inc. as of December 31, 2014, and the related statement of operations, stockholders’ deficiency, and cash flows for the year ended December 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The December 31, 2014 financial statements were audited by a predecessor independent registered public accounting firm that issued an unqualified opinion, with a going concern explanatory paragraph, on March 24, 2014.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alphapoint Technology, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Green & Company, CPAs

Green & Company, CPAs

Temple Terrace, Florida

April 10, 2015

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 855.334.0934 Toll free

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Alphapoint Technology, Inc.

We have audited the accompanying balance sheets of Alphapoint Technology, Inc. as of December 31, 2013, and the related statements of operations, stockholders’ deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alphapoint Technology, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

April 15, 2015

AlphaPoint Technology, Inc.

Balance Sheets

	December 31,
	2014	2013

Assets

Current assets
Cash and cash equivalents	$688	$1,931
Accounts receivable	11,160	—
Total current assets	$11,848	$1,931

Software development costs, net of accumulated amortization of $230,164 and $198,086, respectively	10,000	42,078
Investment in N’Compass	4,837,545	—

Total Assets	$4,859,393	$44,009

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$81,261	$60,972
Deferred revenue	19,461	19,360
Related party payables	1,083,518	1,084,677
Total current liabilities	$1,184,240	$1,165,009

Long-Term Liabilities
Stock contingency	10,000	—
Total long term liabilities	$10,000	$—

Total Liabilities	$1,194,240	$1,165,009

Stockholders’ Equity
Common Stock, 500,000,000 shares authorized, $0.01 par value, 186,282,453 and 57,550,000 shares issued and outstanding, respectively	1,862,825	575,500
Additional paid in capital	3,887,220	247,000
Accumulated Deficit	(2,084,892)	(1,943,500)
Total Stockholders’ Equity	$3,665,153	$(1,121,000)

Total Liabilities and Stockholders’ Equity	$4,859,393	$44,009

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Statements of Operations

	For the Twelve Months Ended
	December 31,
	2014	2013

Contract revenue	$35,141	$29,496

Operating expenses:
Marketing and sales	—	7,859
Compensation	51,800	50,150
Stock based compensation	—	525,000
Professional fees	21,638	28,799
General and administrative	51,402	78,273
Bad debt expense	—	33,313
Depreciation and amortization	32,078	50,928
Total operating expenses	156,918	774,322

Net loss for operations	(121,777)	(744,826)

Other income (expenses)
Interest expenses	(19,615)	(14,413)
Net loss	$(141,392)	$(759,239)

Earnings (loss) per share,
Basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding basic and dilutive	62,763,300	55,666,438

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

of Stockholders’ Equity

	Common Stock		Additional		Stock
		Par Value	Paid in	Accumulated	Holders’
	Shares	$0.01	Capital	Deficit	Equity

Balance December 31, 2012	54,750,000	$547,500	$(320,000)	$(1,184,261)	$(956,761)

Sale of stock	700,000	7,000	63,000	—	70,000

Stock for services	2,100,000	21,000	504,000	—	525,000

Net loss	—	—	—	(759,239)	(759,239)

Balance December 31, 2013	57,550,000	$575,500	$247,000	$(1,943,500)	$(1,121,000)

Sale of stock	900,000	9,000	81,000	—	90,000

Stock for acquisition	127,832,453	1,278,325	3,559,220	—	4,837,545

Net loss	—	—	—	(141,392)	(141,392)

Balance December 31, 2014	186,282,453	$1,862,825	$3,887,220	$(2,084,892)	$3,665,153

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Statement of Cash Flows

	For the Fiscal Year Ended
	December 31,
	2014	2013

Cash Flows from Operating Activities:
Net (loss) income	$(141,392)	$(759,239)
Adjustment to reconcile Net Income to net cash provided by operations:
Bad Debt Expense	—	33,313
Depreciation and amortization	32,078	50,928
Stock-based and non-cash compensation	—	525,000
Changes in assets and liabilities:
Accounts payable and accrued expenses	19,129	19,752
Deferred revenue	101	(5,895)
Net Cash (Used) Provided by Operating Activities	$(90,084)	$(136,141)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	90,000	70,000
Net proceeds from stockholder loans	(1,159)	65,469
Net Cash (Used) Provided by Financing Activities	$88,841	$135,469

Net decrease in Cash	$(1,243)	$(672)

Cash at beginning of period	1,931	2,603

Cash at end of period	$688	$1,931

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Notes to Financial Statements

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

AlphaPoint Technology, Inc. developed AssetCentral, a unique patent pending (#12/761,861) Visual Modeling IT Asset Management software solution that enables data centers and IT infrastructure managers to accurately count, track, manage, and report all physical IT assets, their location, and respective information via any web browser. AssetCentral creates a new dimension to the operational IT Asset management process that eliminates wasted time and resources. We believe our proprietary solution adds significant value to any enterprise and creates the ultimate baseline or hub for managing any IT assets operationally as well as giving a comprehensive overview of the financial dynamics of IT spending, budgeting, and forecasting.

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

The Financial Statements reflected herein, are not consolidated and only reflect AlphaPoint Technology, Inc., for the year-end December 31, 2014. The consolidation of management, positional appointed but not mutually executed, operations, assets, and liabilities did not happen from the time of the equity swap to the unwind time.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014 and 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of December 31, 2014 and 2013 the fair values of the Company’s financial instruments approximate their historical carrying amount.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less when purchased which are readily convertible to cash.

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

Amortization is computed on a straight line basis, which should approximate a per unit method over the total estimated units projected for sale (estimated program life is approximately five years).  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at December 31, 2014.

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

Software sales are recorded as receivable and deferred when installed or delivered.  As of December 31, 2014, we had not sold our product without a maintenance component, nor had we sold our maintenance as a separate component.  The maintenance contract, which does not involve significant production, modification, or customization, is the only undelivered element at the time of installation or delivery.  Currently the entire fee (software, services and maintenance) is recognized ratably over the period during which the post contract service support (maintenance period) is expected to be performed.  The unrecognized portion for contracts is charged to deferred revenue and will be recognized in future periods, generally one year.

The majority of customer revenue is generated through providing consulting services and equipment resale. Revenue is also generated by providing software-as-a-service (SaaS) and server maintenance. Revenue is generally recognized when:

•	Evidence of an arrangement exists;

•	Delivery has occurred;

•	Fees are fixed or determinable; and

•	Collection is considered probable.

The Company invoices consulting services fees either on a time and material basis or on a fixed-price schedule. For time and material contracts, revenue is recognized as work is performed. Revenue is recognized on fixed-price schedules ratably over the life of the project.  Equipment resale revenue is recognized when the equipment ships. SaaS and server maintenance revenues are recognized monthly as the services are performed.  Deferred revenue represents deposits made for future services.

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $0 and $7,859 for the years ended December 31, 2014 and 2013, respectively.  Advertising expenses are included in the Company’s operating expenses.

Research and Development

The Company expenses research and development costs when incurred.  Research and development costs include engineering, programmer costs and testing of product and outputs.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.  We spent $0 and $0 in research and development costs for the year ended December 31, 2014 and 2013, respectively

Income taxes

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

2.    Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has a history of losses, primarily due to its product development stage, resulting in an accumulated deficit.  The Company is dependent on financing from its Officer shareholder and related parties to meet its current operating obligations. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate revenues from operations and to achieve a level of profitability. The Company intends on financing its future development activities, marketing plan and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.    Recent Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and believes that the ASU 2014-15 Going Concern applies and could have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

4.    Software Development Costs

The Company has capitalized certain costs associated with their process in developing software for internal and external use.  Software development costs consist of:

	December 31, 2014	December 31, 2013
Software Development costs:
Software: Asset Central	$157,719	$157,719
Website development costs	22,445	22,445
Softpay assets	60,000	60,000
Gross Software	240,164	240,164
Accumulated amortization	230,164	198,086
	$10,000	$42,078

Future amortization:
2015	10,000
	$10,000

Amortization for the years ended December 31, 2014 and 2013 was $32,078and $50,928, respectively.

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

5.    Income Taxes

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.6% to income before taxes), as follows:

	For the Year Ended December 31,
	2014	2013
Tax expense (benefit) at the statutory rate	$(48,073)	$(258,100)
State income taxes, net of federal income tax benefit	(5,091)	(27,600)
Change in valuation allowance	53,164	285,700
Total	$—	$—

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

As of December 31, 2014 and December 31, 2013, the Company has net operating losses from operations. The carry forwards expire through the year 2034. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of December 31, 2014 and December 31, 2013 is as follows:

	December 31, 2014	December 31, 2013
Deferred tax assets	$784,464	$731,300
Valuation allowance	(784,464)	(731,300)
Net deferred tax asset	$—	$—

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years.  As of December 31, 2014 the Company had no net operating loss carry forwards, as the Company was taxed under the provisions of Subchapter S, as previously disclosed.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2009 (inception) through 2014.  The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the years ended December 31, 2014 and 2013.

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

The following is a summary of the amounts outstanding:

	December 31, 2014	December 31, 2013
Due to related parties:
Payable to Officer, shareholder	$146,067	$185,226
Payable to shareholder	655,451	617,451
Payable to affiliate company of shareholder	282,000	282,000
	$1,083,518	$1,084,677

The Officer, shareholder has pledged his support to fund continuing operations; however there is no written commitment to this effect. We have made repayments on these advanced funds during the year ended December 31, 2014 in the amount of $39,159.

The Company put employment contracts into effect with its key employees, including the Officer, shareholder who is the Chief Executive Principal.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

7.    Equity

The total number of shares of capital stock which the Company shall have authority to issue is five hundred million (500,000,000) common shares with a par value of $0.01, of which 186,282,453 have been issued.  The Company intends to issue additional shares in an effort to raise capital to fund its operations.  Common shareholders will have one vote for each share held.

No holder of shares of stock of any class is entitled, as a matter of right, to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

On May 5, 2013, a subscription agreement was signed for the purchase of up to 2,500,000 shares at a purchase price of $0.10 per share for an aggregate maximum amount of $250,000. The investments will be made by $10,000.00 payments on the first day of each month, for the period of up to twenty-four (24) months and the stock will be issued monthly accordingly, in book format. As of December, 2013, 700,000 shares of stock were issued to investors in accordance with this agreement for $0.10 a share. The payments ceased in September 2014 and the Company does not anticipate the payments to resume. The investor has purchased 1,600,000 shares of the 2,500,000 total and the investor has forfeited his right to purchase 1,250,000 Warrants.

On August 28, 2013 the board passed resolutions to issue 2,025,000 shares at $0.25 a share for providing product support and development for APTI’s AssetCentral data center management software. An additional 75,000 shares were issued for compensation for legal services at $0.25 per share. The total value of the resolutions was $525,000.

On December 02, 2014 the board passed resolutions to increase the authorized capital of the Company from 100,000,000 to 500,000,000 shares.  Accordingly, the total authorized capital of the Company is now comprised of 500,000,000 shares of common stock, par value $0.01 per share.

On December 17, 2014 the board passed resolutions to issue 127,832,451 shares at $0.038 a share for the purchase of all the issued and outstanding stock of N’Compass Solutions Inc. (“N’compass”).  The N’compass stock was valued at $4,837,545.  This issuance is part of the N’Compass transaction, the unwinding of which is currently being negotiated between the Company and N’compass.  Upon completion of the unwind, these shares will be returned to the Company.

There are no preferred shares authorized or outstanding. There have been no warrants or options issued or outstanding.

8.    Commitments

The Company has entered into a month to month rental agreement for its office facilities in Sarasota Florida, expiring on February 28, 2013.  The lease calls for monthly payments of rent of $1,882 plus the costs of utilities and maintenance to the facilities. Rent expense for the years ended December 31, 2014 and 2013 for the facility is Sarasota Florida was $22,584 and $22,578 respectively.

9.    Contingencies

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Litigation

From time to time the Company may become a party to litigation matters involving claims against the Company.  Current regulations and reporting requirements require the Company to disclose any legal proceedings that are ongoing and could have a material impact on the financial statements for the year ended December 31, 2014.

On February 25, 2015, the Company accepted service of a Complaint filed by Ladenburg Thalmann & Co. (“Ladenburg”) in the 11th Judicial Circuit Court, Miami-Dade County, Florida (Case No. 15004012 CA 01).  The Complaint alleges counts of Breach of Contract, Quantum Meruit, and Unjust Enrichment, for failure to pay a transaction fee of $100,000 to Ladenburg for the N’compass Solutions, Inc. closing on December 23, 2014.  The Company filed an Answer and Affirmative Defenses on March 16, 2015 and Amended Answer and Counterclaim on March 19, 2015 presenting the following affirmative defenses and counterclaims: Estoppel, Failure of Consideration, Waiver, Unclean Hands, and Fraud in the Inducement, and Breach of Contract, Negligent and Fraudulent Misrepresentation and violation of Florida’s Unfair or Deceptive Acts or Practices Act. There are no proceedings in which any of our directors, sole officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

10.    Subsequent events

Management has evaluated subsequent events that occurred through the date of this report that would have a material impact on our financial statements.

On February 25, 2015, the Company accepted service of a Complaint filed by Ladenburg Thalmann & Co. (“Ladenburg”) in the 11th Judicial Circuit Court, Miami-Dade County, Florida (Case No. 15004012 CA 01). The Complaint alleges counts of Breach of Contract, Quantum Meruit, and Unjust Enrichment, for failure to pay a transaction fee of $100,000 to Ladenburg for the N’compass Solutions, Inc. closing on December 23, 2014. The Company filed an Answer and Affirmative Defenses on March 16, 2015 and Amended Answer and Counterclaim on March 19, 2015 presenting the following affirmative defenses and counterclaims: Estoppel, Failure of Consideration, Waiver, Unclean Hands, and Fraud in the Inducement, and Breach of Contract, Negligent and Fraudulent Misrepresentation and violation of Florida’s Unfair or Deceptive Acts or Practices Act. There are no proceedings in which any of our directors, sole officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

As of March 31, 2015 the litigation regarding the Landenberg for the N’compass Solutions, Inc. closing, previously mentioned, is ongoing and the outcome remains unknown.

The unwinding of the N’Compass transaction is currently being negotiated between the Company and N’Compass and upon execution of the unwind documents N’Compass will no longer be a wholly owned subsidiary of the Company and the N’Compass shareholders will no longer hold any stock of nor any board positions with the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Registrant’s Certifying Accountant

On December 26, 2014, the Company elected to not re-appoint DKM Certified Public Accountants (“DKM”) as its independent accountant. DKM’s report on the financial statements for the years ended December 31, 2013, and 2012, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  The framework used by management in making that assessment was the criteria set forth in the document entitled ” Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2014, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages as of March 27, 2015 is as follows:

NAME AND ADDRESS	AGE	POSITION(S)

Gary Macleod 6114 Glen Abbey Lane Bradenton, FL 34202	51	Co-Founder/President, and member of the Board of Directors

Paul Lee Avery 88 Mohican Road Blairstown, NJ 07805	73	Co-Founder/Consultant and member of the Board of Directors

John Peter Satta 176 Stillwater Road Hardwick, NJ 07825	56	Co-Founder/Consultant and member of the Board of Directors

Kimberly March-Crew 991 Smithbridge Road Glen Mills, PA 19342	50	Member of the Board of Directors

Geoff Bicknell 6731 Business Blvd., Suite 200 Sarasota, Florida 34240	71	Chief Financial Officer

Peter Breen 35 Amherst Drive Basking Ridge, NJ 07920	49	Member of the Board of Directors

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

Paul Avery, Co-founder, Consultant, and Member of the Board of Directors

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

John Satta, Co-founder, Consultant, and Member of the Board of Directors

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

Kimberly March Crew, Member of the Board of Directors

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

Peter Breen, Member of the Board of Directors

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

CONFLICTS OF INTEREST

Other than Mr. Gary Macleod, CEO and director, Geoffrey Bicknell CFO, the management team is comprised of consultants, shareholders and directors that are not obligated to commit their full time and attention to our business and accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities that are engaged in business activities similar to those we intend to conduct.

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

						Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred	All Other
Name and	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Principal position		($)	($)	($)	($)	($)	Earnings ($)	($)	($)

Gary Macleod, CEO, Director	2014 2013 2012 2011	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0
Paul Avery, Consultant	2014 2013 2012 2011	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0
John Satta, Consultant	2014 2013 2012 2011	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2014.

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

Our directors have not adopted a stock option plan. We have plans to adopt a stock option plan, but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. We may develop an incentive based stock option plan for our officers and directors and may reserve up to 10% of our outstanding shares of common stock for that purpose.

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

On December 19, 2014 the company has entered into employment agreements with executives.

INDEBTEDNESS OF DIRECTORS, SOLE OFFICERS AND OTHER MANAGEMENT

Neither our sole officer and directors nor any associate or affiliate of our company during the last two fiscal years is or has been indebted to our Company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

DIRECTOR COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the year ended December 31, 2014 and 2013.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our Officers and Directors and Consultants, individually and as a group, and the present owners of 5% or more of our total outstanding shares as of December 31, 2014. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholder listed below has direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class [3]	Name and Address of Beneficial Owner [1]	Number	Percent of Class [2]

Directors and Officers:
Common Stock	Gary Macleod, CEO, Director 6114 Glenn Abbey Lane, Bradenton, FL 34202	15,000,000	8.05%
Common Stock	Paul Avery, Director 88 Mohican Road, Blairstown, NJ 07805	8,813,750	4.73%
Common Stock	John Satta, Director 176 Stillwater Road, Hardwick, NJ 07825	1,500,000	0.81%
Common Stock	Kimberly March Crew, Director 991 Smithbridge Road, Glen Mills, PA 19342	250,000	0.13%
Common Stock	Peter Breen , Director 35 Amherst Drive, Basking Ridge, NJ 07920	1,000,000	0.54%
Common Stock	Christopher Flaherty, 11402 Hazelwood Ln, Champlin, MN 55316	33,121,755	17.78%
Common Stock	Christopher Pinc 13071 Bluebird St, NW, Coon Rapids, MN 55448	33,121,755	17.78%
Common Stock	Kristin Paul 1226 Culver Avenue NW, Buffalo, MN 55313	18,216,965	9.78%
DIRECTORS AND OFFICERS AS A GROUP		111,024,225	59.60%

Greater than 5% Shareholders:
Common Stock	Keith Mierehofer 41356 Nelson Road, North Branch MN 55056	33,121,755	17.78%

__________

[1] The person named above may be deemed to be a “parent” and “promoter” of our Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Mr. Macleod is the only “promoter” of our Company.

[2] Based on 186,282,453 shares issued and outstanding as of the date of this Prospectus

Christopher Flaherty, Christopher Pinc, Kristin Paul and Keith Mierehofer’s shares (117,582,230) are subject to an unwind agreement and will be returned to the Company.

APPO is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware and has all requisite corporate power and authority to carry on its business as now conducted. APPO is duly qualified to transact business and is in good standing in each jurisdiction in which the nature of its business or the character of its properties requires such qualification. APPO is a C Corporation for income tax purposes. No action has been taken to revoke APPO’s C Corporation election.

APPO has the requisite corporate power and authority to execute, deliver and perform its obligations under an Unwind Agreement and to consummate the Unwind. The execution and delivery of this Unwind Agreement by APPO and the performance by APPO of its obligations hereunder and the consummation of the Unwind have been duly authorized by its board of directors and its shareholders and all other necessary company action on the part of APPO has been taken and no other company proceedings on the part of APPO are necessary to authorize this Unwind Agreement and the Unwind. This Unwind Agreement has been duly and validly executed and delivered by APPO and, assuming that it has been duly authorized, executed and delivered by the other Parties hereto, constitutes a legal, valid and binding obligation of APPO, enforceable against it in accordance with its terms, subject to the effects of bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium and other similar laws relating to or affecting creditors’ rights generally, general equitable principles (whether considered in a proceeding in equity or at law) and an implied covenant of good faith and fair dealing.

[3] There is only one class of stock (common) Christopher Flaherty, Christopher Pinc, Kristin Paul and Keith Mierehofer’s shares (117,582,230) are subject to an unwind agreement currently being negotiated between the Company and N’Compass, and, upon completion of the unwind, the shares will be returned to the Company.

CHANGE IN CONTROL

On December 23, 2014, AlphaPoint Technology, Inc. closed a share exchange transaction for the acquisition of all the issued and outstanding shares of N’Compass Solutions, Inc. (“N’Compass”) a Minnesota corporation.  In exchange, the N’Compass shareholders acquired a controlling stock position in the Company and two positions on AlphaPoint’s Board of Directors effective January 1st of 2015.  However, this transaction is currently subject to an unwind agreement currently being negotiated between the Company and N’Compass and upon execution of the unwind documents N’Compass will no longer be a wholly owned subsidiary of the Company and the N’Compass shareholders will no longer hold any stock of nor any board positions with the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We received advances in the amount of $71,400 and $103,300 for the years ended December 31, 2014 and 2013, respectively, to fund our operating needs.  The accumulation of these advances were in the amount of $1,083,518 and $1,084,677 as of December 31, 2014 and 2013, respectively (see Table below).

The amounts were comprised of $4,500 and $43,583 as of December 31, 2014 and 2014, respectively, from Gary Macleod, the majority shareholder; $28,400 and $91,300 as of December 31, 2014 and 2013, respectively, from Marion LaSala, a beneficial shareholder. These obligations have not been formalized by promissory notes or other writing.  Terms have not been defined; however, the Company recognizes the nature of the financing and is accruing interest at the lowest legal interest rate, the Applicable Federal Rate.  There are no other relationships or related party transactions.  Repayments were made to Gary Macleod during the years ended December 31, 2014 and 2013 in the amount of $67,559 and $14,331.  Repayments made to Marion LaSala during the years ended December 31, 2014 and 2013 were in the amount of $5,000 and $23,500.

Loans from Shareholders

	December 31, 2014	December 31, 2013
Advances received from:
Gary Macleod	$146,067	$185,226
Marion LaSala	655,451	617,451
AJL, a company owned by the husband of Ms. LaSala	282,000	282,000
	$1,083,518	$1,084,677

In exchange for their initial investment of $300,000 and contribution of intellectual property, and for founding and organizing our Company, Directors Gary Macleod, Paul Avery and John Satta, promoters as defined in Rule 405 of Regulation C, received 735,000; 735,000; and 735,000 shares of stock, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Certified Public Accountants for professional services rendered for the audit of the Company’s financial statements for the fiscal years ended December 31, 2014 and 2013.  The aggregate fees billed for the reviews for the years ending 2014 and 2013 were $12,000 and $12,000, respectfully.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2014 and 2013.

Tax Fees

For the Company’s fiscal years ended December 31, 2014 and 2013, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2014 and 2013.

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

ALPHAPOINT TECHNOLOGY, INC.

By	/s/ Gary Macleod	Date: April 15, 2015
Gary Macleod
Principle Executive Officer

By	/s/ Geoff Bicknell	Date: April 15, 2015
Geoff Bicknell
Principle Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Gary Macleod
	Gary Macleod	Date: April 15, 2015
Director

By	/s/ Paul Avery
	Paul Avery	Date: April 15, 2015
Director

By	/s/ John Satta
	John Satta	Date: April 15, 2015
Director

By	/s/ Kimberly March Crew
	Kimberly March Crew	Date: April 15, 2015
Director

By	/s/ Peter Breen
	Peter Breen	Date: April 15, 2015
Director