Form 10-Q
period 2015-03-31
AlphaPoint Technology, Inc.
filed 2015-05-15
CIK 1473654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

(941) 907-8822

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

As of May 1, 2015, the Company had 58,450,000 shares of Common Stock outstanding.

ALPHAPOINT TECHNOLOGY, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4. Controls and Procedures	16

PART II – OTHER INFORMATION

Item 6. Exhibits	17

Signatures	18

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AlphaPoint Technology, Inc.

Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Assets

Current assets
Cash and cash equivalents	$272	$688
Accounts receivable	11,313	11,160
Total current assets	$11,585	$11,848

Software development costs, net of accumulated amortization of $235,164 and $230,164, respectively	$5,000	$10,000
Investment in N’Compass	4,837,545	4,837,545

Total Assets	$4,854,130	$4,859,393

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$80,852	$81,261
Deferred revenue	22,330	19,461
Related party payables	1,110,628	1,083,518
Total current liabilities	$1,213,810	$1,184,240

Long Term liabilities
Stock contingency	$10,000	$10,000
Total long term liabilities	$10,000	$10,000

Total Liabilities	$1,223,810	$1,194,240

Stockholders’ Equity
Common Stock, 500,000,000 shares authorized, $0.01 par value, 186,282,453 and 186,282,453 shares issued and outstanding, respectively	$1,862,825	$1,862,825
Additional paid in capital	3,887,220	3,887,220
Accumulated Deficit	(2,119,725)	(2,084,892)
Total Stockholders’ Equity	$3,630,320	$3,665,153

Total Liabilities and Stockholders’ Equity	$4,854,130	$4,859,393

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

Contract revenue	$8,444	$6,171

Operating expenses:
Compensation	10,500	14,400
Professional Fees	8,815	2,913
General and Administrative	14,959	7,259
Depreciation and Amortization	5,000	11,039
Total Operating Expenses	39,274	35,611

Net loss from operations	(30,830)	(29,440)

Other income (expenses)
Interest expenses	(4,004)	(4,943)
Income taxes	—	—
Net loss	$(34,834)	$(34,383)

Earnings (loss) per share,
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding primary and dilutive	186,282,453	57,550,000

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

Cash Flows from Operating Activities:
Net (loss)	$(34,834)	$(34,383)
Adjustments to reconcile Net Loss to net cash used by operating activities:
Depreciation and amortization	5,000	11,039
Changes in assets and liabilities:
Aged accounts receivable	(152)	—
Accounts payable and accrued expenses	(409)	(296)
Deferred revenue	2,869	917
Net Cash (Used) by Operating Activities	$(27,526)	$(22,723)

Cash Flows from Financing Activities:
Stock Contingency	—	40,000
Net proceeds (repayment) from stockholder loans	27,110	(8,400)
Net Cash Provided by Financing Activities	$27,110	$31,600

Net Change in Cash	(416)	8,877

Cash at beginning of period	688	1,931

Cash at end of period	$272	$10,808

The notes are an integral part of these financial statements

AlphaPoint Technology, Inc.

Notes to the Financial Statements

March 31, 2015

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

On December 23, 2014, AlphaPoint Technology, Inc. closed the share exchange transaction for the acquisition of all the issued and outstanding shares of N’Compass Solutions, Inc. (N’Compass”) a Minnesota corporation.  Since that time issues arose, as a result, the Parties agreed to unwind the transaction and negotiated and finalized the terms of an Unwind Agreement(s). The consolidation of management, positional appointed but not mutually executed, operations, assets, and liabilities did not happen from the time of the equity swap to the unwind time.

On April 14, 2015, the AlphaPoint Technology, Inc. (“AlphaPoint” or the “Company”), N’Compass Solutions, Inc., a Minnesota corporation (“NSI”), and the former shareholders of NSI, Kristin F. Paul, Christopher J. Flaherty, Keith A. Meierhofer, Christopher J. Pinc, Thomas H. Frahm, Thomas J. Muggli and Joshua J. Verhelst (the “NSI Shareholders”), entered into an Unwind Agreement (the “Unwind Agreement”) whereby the parties mutually agreed to unwind (the “Unwind”) the Share Exchange Agreement (“SEA”) dated December 19, 2014 and which was reported on a Form 8-K on December 23, 2014 and an Amended Form 8-K on February 9, 2015.

Pursuant to the Unwind Agreement, all of the NSI Shareholders surrendered all of their shares and rights in the Company and the Company conveyed to NSI Shareholders all of its shares, rights and ownership interest in NSI. As a result of the Unwind, the Company has 127,832,453 fewer shares issued and outstanding and the NSI Shareholders own all the capital stock of NSI.  None of the NSI Shareholders or their assigns owns any interest in the Company, its affiliates or its properties.

Pursuant to the Unwind, Christopher Flaherty and Christopher Pinc, tendered their resignations from the AlphaPoint Board of Directors.  On March 13, 2015, Keith Meierhofer tendered his resignation as Vice President of Consulting and Special Projects. At the conclusion of the Unwind, these former AlphaPoint officers and the other NSI Shareholders held no stock in AlphaPoint. Mr. Gary MacLeod was reappointed as President of AlphaPoint.  Mr. Macleod will remain as Principal Executive Officer of AlphaPoint.  There are no arrangements or understandings between the Mr. MacLeod and any other person pursuant to which Mr. MacLeod was selected to serve as President. Furthermore, there are no family relationships between Mr. MacLeod and any other director or executive officer of the Company.

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on April 15, 2015.

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

In the opinion of management, adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three months ended March 31, 2015 and 2014; (b) the financial position at March 31, 2015; and (c) cash flows for the three months ended March 31, 2015 and 2014, have been made.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015 and December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of March 31, 2015 and December 31, 2014 the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Amortization is computed on a straight line basis, which should approximate a per unit method over the total estimated units projected for sale (estimated program life is approximately five years). The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at March 31, 2015.

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

Software sales are recorded as receivable and deferred when installed or delivered. As of March 31, 2015 we had not sold our product without a maintenance component, nor had we sold our maintenance as a separate component. The maintenance contract, which does not involve significant production, modification, or customization, is the only undelivered element at the time of installation or delivery. Currently the entire fee (software, services and maintenance) is recognized ratably over the period during which the post contract service support (maintenance period) is expected to be performed. The unrecognized portion for contracts is charged to deferred revenue and will be recognized in future periods, generally one year.

The majority of customer revenue is generated through providing consulting services and equipment resale. Revenue is also generated by providing software-as-a-service (SaaS) and server maintenance. Revenue is generally recognized when:

•	Evidence of an arrangement exists;

•	Delivery has occurred;

•	Fees are fixed or determinable; and

•	Collection is considered probable

The Company invoices consulting services fees either on a time and material basis or on a fixed-price schedule. For time and material contracts, revenue is recognized as work is performed. Revenue is recognized on fixed-price schedules ratably over the life of the project.  Equipment resale revenue is recognized when the equipment ships. SaaS and server maintenance revenues are recognized monthly as the services are performed.  Deferred revenue represents deposits made for future services

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $0 and $0 for the three months ended March 31, 2015 and 2014, respectively. Advertising expenses are included in the Company’s operating expenses.

Research and Development

The Company expenses research and development costs when incurred. Research and development costs include engineering, programmer costs and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. The Company spent $0 and $0 in research and development costs for the three months ended March 31, 2015 and 2014, respectively.

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

4. Software Development Costs

The Company has capitalized certain costs associated with their process in developing software for internal and external use. Software development costs consist of:

	March 31, 2015	December 31, 2014
Software Development costs:
Software: Asset Central	$157,719	$157,719
Website development costs	22,445	22,445
Softpay assets	60,000	60,000
Gross Software	240,164	240,164
Accumulated amortization	235,164	230,164
	$5,000	$10,000

Future amortization:
2015	5,000
$5,000

Amortization for the three months ended March 31, 2015 and 2014 were $5,000 and $11,039, respectively.

5. Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated since termination of their Subchapter S election, based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. Per the Internal Revenue Service, tax years open for audit examination are years 2006 through 2014.

6. Related Party Transactions

Loans from Shareholder

In support of the Company’s efforts and cash requirements, it is relying on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note. Terms of the note have not been defined; however, the Company recognizes the nature of the financing and is accruing interest at the lowest legal interest rate, the Applicable Federal Rate currently 1.46%. Interest is accrued and charged to interest expense.

The following is a summary of the amounts outstanding:

	March 31,	December 31,
	2015	2014
Due to related parties:
Payable to Officer, majority shareholder	$157,427	$146,067
Payable to shareholder	671,201	655,451
Payable to affiliate company of shareholder	282,000	282,000
	$1,110,628	$1,083,518

The majority shareholder has pledged his support to fund continuing operations; however there is no written commitment to this effect.  The Company is dependent upon the continued support of these parties.

The Company does not have employment contracts with its key employees, including the majority shareholder who is the Principal Executive Officer.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties. The interest accrual for the three months ended March 31, 2015 and March 31, 2014 was $4,004 and $4,943.

7. Equity

The total number of shares of capital stock which the Company shall have authority to issue is five hundred million (500,000,000) common shares with a par value of $0.01, of which 186,282,453 have been issued as of March 31, 2015.  The Company intends to issue additional shares in an effort to raise capital to fund its operations.  Common shareholders will have one vote for each share held.

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

During the three months ended March 31, 2015, there were not any shares issued per the subscription agreement signed on May 5, 2013, but there is a stock contingency in the amount of 10,000.

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

As of May 01, 2015, the Company had 58,450,000 shares of Common Stock outstanding.  Pursuant to the Unwind Agreement, all of the NSI Shareholders surrendered all of their shares and rights in the Company and the Company conveyed to NSI Shareholders all of its shares, rights and ownership interest in NSI. As a result of the Unwind, the Company has 127,832,453 fewer shares issued and outstanding and the NSI Shareholders own all the capital stock of NSI.

8. Commitments

The Company entered into a rental agreement for its office facilities which expired on February 28, 2013 and is currently month to month.  The monthly payments of rent are $1,882 plus the costs of utilities and maintenance to the facilities.

Rent expense for both the three months ended March 31, 2015 and 2014 for this facility was $5,646 respectively.  There were no other operating or capital leases outstanding, as of March 31, 2015.

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

On April 14, 2015, the AlphaPoint Technology, Inc. (“AlphaPoint” or the “Company”), N’Compass Solutions, Inc., a Minnesota corporation (“NSI”), and the former shareholders of NSI, Kristin F. Paul, Christopher J. Flaherty, Keith A. Meierhofer, Christopher J. Pinc, Thomas H. Frahm, Thomas J. Muggli and Joshua J. Verhelst (the “NSI Shareholders”), entered into an Unwind Agreement (the “Unwind Agreement”) whereby the parties mutually agreed to unwind (the “Unwind”) the Share Exchange Agreement (“SEA”) dated December 19, 2014 and which was reported on a Form 8-K on December 23, 2014 and an Amended Form 8-K on February 9, 2015.

Pursuant to the Unwind Agreement, all of the NSI Shareholders surrendered all of their shares and rights in the Company and the Company conveyed to NSI Shareholders all of its shares, rights and ownership interest in NSI. As a result of the Unwind, the Company has 127,832,453 fewer shares issued and outstanding and the NSI Shareholders own all the capital stock of NSI.  None of the NSI Shareholders or their assigns owns any interest in the Company, its affiliates or its properties.

Pursuant to the Unwind, Christopher Flaherty and Christopher Pinc, tendered their resignations from the AlphaPoint Board of Directors.  On March 13, 2015, Keith Meierhofer tendered his resignation as Vice President of Consulting and Special Projects. At the conclusion of the Unwind, these former AlphaPoint officers and the other NSI Shareholders held no stock in AlphaPoint. Mr. Gary MacLeod was reappointed as President of AlphaPoint.  Mr. Macleod will remain as Principal Executive Officer of AlphaPoint.  There are no arrangements or understandings between the Mr. MacLeod and any other person pursuant to which Mr. MacLeod was selected to serve as President. Furthermore, there are no family relationships between Mr. MacLeod and any other director or executive officer of the Company.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2015 and 2014

During the three months ended March 31, 2015, we generated revenues in the amount of $8,444, compared to $6,171 for the three months ending March 31, 2014. Our unrecognized revenue, deferred to future periods that our services (based on existing maintenance contracts) extended is $22,330 and $20,277 as of March 31, 2015 and March 31, 2014, respectively.

Operating expenses were $39,274 and $35,611 for the three months ended March 31, 2015 and 2014, respectively.  Compared to the three month period ending March 31, 2014, compensation expense decreased by $3,900 but professional fees and general and administrative fees increased due to costs related to the potential acquisition of N’Compass.

Net losses incurred in the periods presented have been primarily due to revenues not reaching the break-even point. The Company incurred net losses of $(34,834) and $(34,383) for the three months ended March 31, 2015 and 2014, respectively.

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

At March 31, 2015, the Company had $272 in cash resources to meet current obligations.  Management does not consider our current cash position sufficient to sustain our operations.  We estimate that our current available cash will satisfy approximately one month of our operating cash flow requirements.

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

As reflected in the financial statements we have an accumulated deficit from inception of $2,119,725 and have a net loss from operations of $34,834 and $34,383 for the three months ended March 31, 2015 and 2014, respectively. This raises doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and execution of its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. Our Board of Directors consists of seven (7) individuals who advise our principal executive officer and principal financial officer. Our principal executive officer makes decisions on all significant corporate matters such as the approval of terms of the compensation of our executive officers and the oversight of the accounting functions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration. Those standards have been addressed in the notes to the audited financial statement for the quarter ended March 31, 2015.

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

CRITICAL ACCOUNTING POLICIES

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in the MD&A and Note 2 of the notes to our financial statements for the year ended December 31, 2014. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

Capitalized software costs are stated at cost. The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over three to five years. Amortization is computed on a straight line basis, which should approximate a per unit method over the total estimated units projected for sale (estimated program life is approximately five years). The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at March 31, 2015.

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

Software sales are recorded as receivable when installed or delivered. As of March 31, 2015 we had not sold our product without a maintenance component, nor had we sold our maintenance as a separate component. The maintenance contract, which does not involve significant production, modification, or customization, is the only undelivered element at the time of installation or delivery. Currently, services and maintenance fees are recognized ratably over the period during which the post contract service support (maintenance period) is expected to be performed. The unrecognized portion for contracts is charged to deferred revenue and will be recognized in future periods, generally one year.

RESEARCH AND DEVELOPMENT EXPENSES - The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development.

EARNINGS (LOSS) PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common share equivalents. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common share equivalents are considered anti-dilutive and thus are excluded from the calculation. At March 31, 2015 and March 31, 2014 the Company did not have any potentially dilutive common share equivalents.

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

Changes in Internal Controls over Financial Reporting.

Management concluded that there has been no change in our internal control over financial reporting during the period ended March 31, 2015, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

(b) Exhibits:

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data Files of Financial Statements and Notes.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHAPOINT TECHNOLOGY, INC.

By	/s/ Gary Macleod
Gary Macleod
Principal Executive Officer

DATED: May 15, 2015