Form 10-Q
period 2015-06-30
AlphaPoint Technology, Inc.
filed 2015-08-13
CIK 1473654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 21, 2015, the Company had 58,450,000 shares of Common Stock outstanding.

ALPHAPOINT TECHNOLOGY, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4. Controls and Procedures	16

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Mine Safety Disclosures

Item 5. Other Information

Item 6. Exhibits	17

Signatures	18

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AlphaPoint Technology, Inc.

Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Assets

Current assets
Cash and cash equivalents	$6,212	$688
Accounts receivable	11,313	11,160
Total current assets	$17,525	$11,848

Software development costs, net of accumulated amortization of $240,164 and $230,164, respectively	$—	$10,000
Investment in N’Compass	—	4,837,545

Total Assets	$17,525	$4,859,393

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$120,880	$81,261
Deferred revenue	14,133	19,461
Related party payables	1,148,428	1,083,518
Total current liabilities	$1,283,441	$1,184,240

Long Term liabilities
Stock contingency	$10,000	$10,000
Total long term liabilities	$10,000	$10,000

Total Liabilities	$1,293,441	$1,194,240

Stockholders’ Equity
Common Stock, 500,000,000 shares authorized, $0.01 par value, 58,450,000 and 186,282,453 shares issued and outstanding, respectively	$584,500	$1,862,825
Additional paid in capital	328,000	3,887,220
Accumulated Deficit	(2,188,416)	(2,084,892)
Total Stockholders’ Equity	$(1,275,916)	$3,665,153

Total Liabilities and Stockholders’ Equity	$17,525	$4,859,393

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Contract revenue	$8,196	$7,638	$16,640	$13,809

Operating expenses:
Compensation	11,400	11,400	21.,900	25,800
Professional Fees	48,942	8,936	57,757	11,349
General and Administrative	7,055	18,596	22,014	25,983
Depreciation and Amortization	5,000	11,039	10,000	22,078
Total Operating Expenses	72,397	49,971	111,671	85,210

Net loss from operations	(64,201)	(42,333)	(95,031)	(71,401)

Other income (expenses)
Interest expenses	(4,490)	(5,103)	(8,494)	(10,046)
Net loss before income tax	$(68,691)	$(47,436)	$(103,525)	$(81,447)
Income tax	—	—	—	—
Net loss	$(68,691)	$(47,436)	$(103,525)	$(81,447)

Earnings (loss) per share,
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding primary and dilutive	78,116,531	57,884,066	131,900,691	57,717,956

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014

Cash Flows from Operating Activities:
Net (loss)	$(103,525)	$(81,447)
Adjustments to reconcile Net Loss to net cash used by operating activities:
Depreciation and amortization	10,000	22,078
Changes in assets and liabilities:
Aged accounts receivable	(152)	—
Accounts payable and accrued expenses	39,619)	6,807
Deferred revenue	(5,328)	3,899
Net Cash (Used) by Operating Activities	$(59,386)	$(48,663)

Cash Flows from Financing Activities:
Proceeds from Issuance of Stock	—	40,000
Stock Contingency	—	30,000
Net proceeds (repayment) from stockholder loans	64,910	(12,559)
Net Cash Provided by Financing Activities	$64,910	$57,441

Net Change in Cash	5,524	8,778

Cash at beginning of period	688	1,931

Cash at end of period	$6,212	$10,709

The notes are an integral part of these financial statements

AlphaPoint Technology, Inc.

Notes to the Financial Statements

June 30, 2015

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

On December 23, 2014, AlphaPoint Technology, Inc. closed the share exchange transaction for the acquisition of all the issued and outstanding shares of N’Compass Solutions, Inc. (‘NSI”) a Minnesota corporation.  Since that time issues arose, as a result, the Parties agreed to unwind the transaction and negotiated and finalized the terms of an Unwind Agreement(s). The consolidation of management, positional appointed but not mutually executed, operations, assets, and liabilities did not happen from the time of the equity swap to the unwind time. In December of 2014, the companies agreed to unwind due to a disagreement over the terms of the acquisition. As a result, the consolidation of financial statements did not occur. The investment was originally accounted for via the cost method as the stock price was based on the fair market value on the date of agreement.

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

Pursuant to the Unwind Agreement, all of the NSI Shareholders surrendered all of their shares and rights in the Company and the Company conveyed to NSI Shareholders all of its shares, rights and ownership interest in NSI. As a result of the Unwind, the Company has 127,832,453 fewer shares issued and outstanding and the NSI Shareholders own all the capital stock of NSI.  None of the NSI Shareholders or their assigns owns any interest in the Company, its affiliates or its properties. The Capital Stock account was reduced by $1,278,324.53 as a result of the unwind and the Additional Paid In Capital account was reduced by $3,559,220.

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

In the opinion of management, adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six months ended June 30, 2015 and 2014; (b) the financial position at June 30, 2015; and (c) cash flows for the six months ended June 30, 2015 and 2014, have been made.

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

Financial Accounting Standards Board (FASB) Accounting Standards Codification “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015 and December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of June 30, 2015 and December 31, 2014 the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Amortization is computed on a straight line basis, which should approximate a per unit method over the total estimated units projected for sale (estimated program life is approximately five years). The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at June 30, 2015.

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

Software sales are recorded as receivable and deferred when installed or delivered. As of June 30, 2015 we had not sold our product without a maintenance component, nor had we sold our maintenance as a separate component. The maintenance contract, which does not involve significant production, modification, or customization, is the only undelivered element at the time of installation or delivery. Currently the entire fee (software, services and maintenance) is recognized ratably over the period during which the post contract service support (maintenance period) is expected to be performed. The unrecognized portion for contracts is charged to deferred revenue and will be recognized in future periods, generally one year.

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

The costs of advertising are expensed as incurred.  Advertising expense was $0 and $0 for the three months and six months ended June 30, 2015 and $0 and $0 for the three months and six months ended June 30, 2014, respectively. Advertising expenses are included in the Company’s operating expenses.

Research and Development

The Company expenses research and development costs when incurred. Research and development costs include engineering, programmer costs and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. The Company spent $0 and $0 in research and development costs for the three and six months ended June 30, 2015 and $0 and $0 for the three months and six months ended June 30, 2014, respectively.

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

Any deferred tax asset is considered immaterial and has been fully offset by a valuation allowance because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has a history of net operating losses. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

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

On May 28, 2014, the FASB and the International Accounting Standards Board (IASB) issued ASU 2014-09 – Revenue from Contracts with Customers (Topic 606):  The new guidance is to establish the principles to report useful information to users of financial statements about the nature, timing, and uncertainty of revenue from contracts with customers.  The proposed ASU, effective date has been deferred which would permit public organizations to apply the new revenue standard to annual reporting periods beginning after December 15, 2017. Nonpublic organizations would be permitted to apply the new revenue standard to annual reporting periods beginning after December 15, 2018.

4. Software Development Costs

The Company has capitalized certain costs associated with their process in developing software for internal and external use. Software development costs consist of:

	June 30, 2015	December 31, 2014
Software Development costs:
Software: Asset Central	$157,719	$157,719
Website development costs	22,445	22,445
Softpay assets	60,000	60,000
Gross Software	240,164	240,164
Accumulated amortization	240,164	230,164
	$0	$10,000

Future amortization:
2015	0
$0

Amortization for the three months ended June 30, 2015 and 2014 were $5,000 and $11,039, respectively. Amortization for the six months ended June 30, 2015 and 2014 were $10,000 and $22,078, respectively.

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

The following is a summary of the amounts outstanding:

	June 30,	December 31,
	2015	2014
Due to related parties:
Payable to Officer, majority shareholder	$147,427	$146,067
Payable to shareholder	719,001	655,451
Payable to affiliate company of shareholder	282,000	282,000
	$1,148,428	$1,083,518

The majority shareholder has pledged his support to fund continuing operations; however there is no written commitment to this effect.  The Company is dependent upon the continued support of these parties.

The Company does not have employment contracts with its key employees, including the majority shareholder who is the Principal Executive Officer.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties. The interest accrual for the three months ended June 30, 2015 and June 30, 2014 was $4,490 and $5,103.  The interest accrual for the six months ended June 30, 2015 and June 30, 2014 was $8,494 and $10,046.

7. Equity

The total number of shares of capital stock which the Company shall have authority to issue is five hundred million (500,000,000) common shares with a par value of $0.01, of which 58,450,000 have been issued as of June 30, 2015.  The Company intends to issue additional shares in an effort to raise capital to fund its operations.  Common shareholders will have one vote for each share held.

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

During the three months ended June 30, 2015, there were not any shares issued per the subscription agreement signed on May 5, 2013, but there is a stock contingency in the amount of 10,000.

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

As of July 21, 2015, the Company had 58,450,000 shares of Common Stock outstanding.  Pursuant to the Unwind Agreement, all of the NSI Shareholders surrendered all of their shares and rights in the Company and the Company conveyed to NSI Shareholders all of its shares, rights and ownership interest in NSI. As a result of the Unwind, the Company has 127,832,453 fewer shares issued and outstanding and the NSI Shareholders own all the capital stock of NSI.

8. Commitments

The Company entered into a rental agreement for its office facilities which expired on February 28, 2013 and is currently month to month.  The monthly payments of rent are $1,882 plus the costs of utilities and maintenance to the facilities.

Rent expense for both the three months ended June 30, 2015 and 2014 for this facility was $5,646 respectively.  Rent expense for both the six months ended June 30, 2015 and 2014 for this facility was $11,292 respectively.  There were no other operating or capital leases outstanding, as of June 30, 2015.

9. Contingencies

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Litigation

From time to time the Company may become a party to litigation matters involving claims against the Company.  Current regulations and reporting requirements require the Company to disclose any legal proceedings that are ongoing and could have a material impact on the financial statements for the period ended June 30, 2015.

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

As of June 30, 2015 the litigation regarding the Landenberg for the N’compass Solutions, Inc. closing, previously mentioned, is ongoing and the outcome remains unknown.

10. Subsequent Events

Management has evaluated subsequent events through August 11, 2015, the date the financial statements were available to be issued and is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material impact on our financial statements.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2015 and 2014

During the three months ended June 30, 2015, we generated revenues in the amount of $8,196, compared to $7,638 for the three months ending June 30, 2014. Our unrecognized revenue, deferred to future periods that our services (based on existing maintenance contracts) extended is $14,133 and $23,259 as of June 30, 2015 and June 30, 2014, respectively.

Operating expenses were $72,397 and $49,971 for the three months ended June 30, 2015 and 2014, respectively. The year-over year increase in operating expenses was primarily due to an increase in legal and accounting expenses from the NSI deal.

Net losses incurred in the periods presented have been primarily due to revenues not reaching the break-even point. The Company incurred net losses of $(68,691) and $(47,436) for the three months ended June 30, 2015 and 2014, respectively.

Six months ended June 30, 2015 and 2014

During the six months ended June 30, 2015, we generated revenues in the amount of $16,640, compared to $13,809 for the six months ending June 30, 2014.

Operating expenses were $111,671 and $85,210 for the six months ended June 30, 2015 and 2014, respectively.  Compared to the six month period ending June 30, 2014, professional expenses increased by $46,408 due to costs related to the potential acquisition of N’Compass. The year-over year increase in operating expenses was primarily due to an increase in legal and accounting expenses from the NSI deal.

Net losses incurred in the periods presented have been primarily due to revenues not reaching the break-even point. The Company incurred net losses of $(103,525) and $(81,447) for the six months ended June 30, 2015 and 2014, respectively. The increase in the net losses year-over-year were due to the increase in costs associated with the consolidation and unwind of NSI.

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

At June 30, 2015, the Company had $6,212 in cash resources to meet current obligations.  Management does not consider our current cash position sufficient to sustain our operations.  We estimate that our current available cash will satisfy approximately one month of our operating cash flow requirements.

We have depended and continue to depend on monthly cash contributions from our Officer, shareholder, Gary Macleod, to meet any shortfall in meeting our obligations.  We expect to generate revenue during the year, minimizing our need for support; however we will require capital to market our product and achieve our operating plan. On May 5, 2013, a subscription agreement was signed for the purchase of up to 2,500,000 shares at a purchase price of $0.10 per share for an aggregate maximum amount of $250,000. The investments will be made by $10,000payments on the first day of each month, for the period of up to twenty-four (24) months and the stock will be issued monthly accordingly, in book format. The payments ceased in September 2014 and the Company does not anticipate the payments to resume. The investor has purchased 1,600,000 shares of the 2,500,000 total and the investor has forfeited his right to purchase 1,250,000 Warrants.

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

As reflected in the financial statements we have an accumulated deficit from inception of $2,188,416 and have a net loss from operations of $64,201 and $42,333 for the three months ended June 30, 2015 and 2014, respectively. The net loss from operations for the six months ended June 30, 2015 and 2014 was $95,030 and $71,401. This raises doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and execution of its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

RECENT ACCOUNTING PRONOUNCEMENTS

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration. Those standards have been addressed in the notes to the audited financial statement for the quarter ended June 30, 2015.

On May 28, 2014, the FASB and the International Accounting Standards Board (IASB) issued ASU 2014-09 – Revenue from Contracts with Customers (Topic 606):  The new guidance is to establish the principles to report useful information to users of financial statements about the nature, timing, and uncertainty of revenue from contracts with customers.  The proposed ASU, effective date has been deferred which would permit public organizations to apply the new revenue standard to annual reporting periods beginning after December 15, 2017. Nonpublic organizations would be permitted to apply the new revenue standard to annual reporting periods beginning after December 15, 2018.

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

CRITICAL ACCOUNTING POLICIES

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in the MD&A and Note 1 of the notes to our financial statements for the year ended December 31, 2014. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

Capitalized software costs are stated at cost. The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over three to five years. Amortization is computed on a straight line basis, which should approximate a per unit method over the total estimated units projected for sale (estimated program life is approximately five years). The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at June 30, 2015.

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

Software sales are recorded as receivable when installed or delivered. As of June 30, 2015 we had not sold our product without a maintenance component, nor had we sold our maintenance as a separate component. The maintenance contract, which does not involve significant production, modification, or customization, is the only undelivered element at the time of installation or delivery. Currently, services and maintenance fees are recognized ratably over the period during which the post contract service support (maintenance period) is expected to be performed. The unrecognized portion for contracts is charged to deferred revenue and will be recognized in future periods, generally one year.

RESEARCH AND DEVELOPMENT EXPENSES - The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development.

EARNINGS (LOSS) PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common share equivalents. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common share equivalents are considered anti-dilutive and thus are excluded from the calculation. At June 30, 2015 and June 30, 2014 the Company did not have any potentially dilutive common share equivalents.

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

The Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, management has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting.

Management concluded that there has been no change in our internal control over financial reporting during the period ended June 30, 2015, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

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

DATED: August 13, 2015