Form 10-Q
period 2015-09-30
AlphaPoint Technology, Inc.
filed 2015-11-16
CIK 1473654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 26, 2015, the Company had 118,813,265 shares of Common Stock outstanding.

ALPHAPOINT TECHNOLOGY, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4. Controls and Procedures	17

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Mine Safety Disclosures

Item 5. Other Information

Item 6. Exhibits	17

Signatures	18

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AlphaPoint Technology, Inc.

Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Assets

Current assets
Cash and cash equivalents	$3,077	$688
Accounts receivable	6,313	11,160

Total current assets	$9,390	$11,848

Software development costs, net of accumulated amortization of $240,164 and $230,164, respectively	$—	$10,000
Investment in N’Compass	—	4,837,545

Total Assets	$9,390	$4,859,393

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$130,020	$81,261
Deferred revenue	10,619	19,461
Related party payables	1,173,428	1,083,518
Total current liabilities	$1,314,067	$1,184,240

Long Term liabilities
Stock contingency	$10,000	$10,000
Total long term liabilities	$10,000	$10,000

Total Liabilities	$1,324,067	$1,194,240

Stockholders’ Equity
Common Stock, 500,000,000 shares authorized, $0.01 par value, 58,450,000 and 186,282,453 shares issued and outstanding, respectively	$584,500	$1,862,825
Additional paid in capital	328,000	3,887,220
Accumulated Deficit	(2,227,177)	(2,084,892)
Total Stockholders’ Equity	$(1,314,677)	$3,665,153

Total Liabilities and Stockholders’ Equity	$9,390	$4,859,393

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Contract revenue	$4,284	$12,057	$20,925	$25,866

Operating expenses:
Compensation	12,600	14,700	34,500	40,500
Professional Fees	17,129	6,146	74,886	17,995
General and Administrative	8,184	12,836	30,199	38,319
Depreciation and Amortization	—	5,000	10,000	27,078
Total Operating Expenses	37,913	38,682	149,585	123,892

Net loss from operations	(33,629)	(26,625)	(128,660)	(98,026)

Other income (expenses)
Interest expenses	(5,132)	(4,960)	(13,626)	(15,006)
Net loss before income tax	$(38,761)	$(31,585)	$(142,286)	$(113,032)
Income tax	—	—	—	—
Net loss	$(38,761)	$(31,585)	$(142,286)	$(113,032)

Earnings (loss) per share,
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding primary and dilutive	58,450,000	58,113,043	106,465,724	57,851,099

The notes are an integral part of these financial statements.

AlphaPoint Technology, Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014

Cash Flows from Operating Activities:
Net (loss)	$(142,286)	$(113,032)
Adjustments to reconcile Net Loss to net cash used by operating activities:
Depreciation and amortization	10,000	27,078
Changes in assets and liabilities:
Aged accounts receivable	4,848	(16,764)
Accounts payable and accrued expenses	48,760	14,602
Deferred revenue	(8,842)	9,376
Net Cash (Used) by Operating Activities	$(87,520)	$(78,740)

Cash Flows from Financing Activities:
Proceeds from Issuance of Stock	—	70,000
Stock Contingency	—	20,000
Net proceeds (repayment) from stockholder loans	89,910	(12,059)
Net Cash Provided by Financing Activities	$89,910	$77,941

Net Change in Cash	2,389	(799)

Cash at beginning of period	688	1,931

Cash at end of period	$3,077	$1,132

Supplemental disclosures of cash flow information:
Shares issued in settlement of interest on convertible debt	—	—
Original issue discounts	—	—
Common stock issued to satisfy common stock payable	—	—
Initial Value of the derivative liabilities	—	—
Asset and intangible purchased with common stock	—	—

Cash paid for interest	—	—
Cash paid for taxes	—	—

The notes are an integral part of these financial statements

AlphaPoint Technology, Inc.

Notes to the Financial Statements

September 30, 2015

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

Pursuant to the Unwind Agreement, all of the NSI Shareholders surrendered all of their shares and rights in the Company and the Company conveyed to NSI Shareholders all of its shares, rights and ownership interest in NSI. As a result of the Unwind, the Company has 127,832,453 fewer shares issued and outstanding and the NSI Shareholders own all the capital stock of NSI.  None of the NSI Shareholders or their assigns owns any interest in the Company, its affiliates or its properties. The Capital Stock account was reduced by $1,278,324 as a result of the unwind and the Additional Paid In Capital account was reduced by $3,559,220.

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

On October 15, 2015, AlphaPoint Technology Inc. (“AlphaPoint” or the “Company”) closed the share exchange transaction (the “Share Exchange Agreement”) for the acquisition of all the issued and outstanding shares of Strategy To Revenue, Limited (“STR”) a United Kingdom company.  In exchange, the STR shareholders acquired 58,163,265 shares of the Company stock and two positions on AlphaPoint’s Board of Directors. After the consummation of the Share Exchange Agreement, STR, operating out of the United Kingdom, is now a wholly owned subsidiary of the Company.  This transaction was the subject of the Letter of Intent disclosed in our Form 8-K filed on August 13, 2015.  Proforma’s are not available at this time and will be provided on December 15, 2015.  With the acquisition of STR, the Company intends to expand STR’s customer base in the U.S. and EU.

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

In the opinion of management, adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine months ended September 30, 2015 and 2014; (b) the financial position at September 30, 2015; and (c) cash flows for the nine months ended September 30, 2015 and 2014, have been made.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015 and December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of September 30, 2015 and December 31, 2014 the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Amortization is computed on a straight line basis, which should approximate a per unit method over the total estimated units projected for sale (estimated program life is approximately five years). The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at September 30, 2015.

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

Software sales are recorded as receivable and deferred when installed or delivered. As of September 30, 2015 we had not sold our product without a maintenance component, nor had we sold our maintenance as a separate component. The maintenance contract, which does not involve significant production, modification, or customization, is the only undelivered element at the time of installation or delivery. Currently the entire fee (software, services and maintenance) is recognized ratably over the period during which the post contract service support (maintenance period) is expected to be performed. The unrecognized portion for contracts is charged to deferred revenue and will be recognized in future periods, generally one year.

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

The costs of advertising are expensed as incurred.  Advertising expense was $0 and $0 for the three months and nine months ended September 30, 2015 and $0 and $0 for the three months and nine months ended September 30, 2014, respectively. Advertising expenses are included in the Company’s operating expenses.

Research and Development

The Company expenses research and development costs when incurred. Research and development costs include engineering, programmer costs and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. The Company spent $0 and $0 in research and development costs for the three and nine months ended September 30, 2015 and $0 and $0 for the three months and nine months ended September 30, 2014, respectively.

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

4. Software Development Costs

The Company has capitalized certain costs associated with their process in developing software for internal and external use. Software development costs consist of:

	September 30, 2015	December 31, 2014
Software Development costs:
Software: Asset Central	$157,719	$157,719
Website development costs	22,445	22,445
Softpay assets	60,000	60,000
Gross Software	240,164	240,164
Accumulated amortization	240,164	230,164
	$0	$10,000

Future amortization:
2015	0
$0

Amortization for the three months ended September 30, 2015 and 2014 were $0 and $5,000, respectively. Amortization for the nine months ended September 30, 2015 and 2014 were $10,000 and $27,078, respectively.

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

The following is a summary of the amounts outstanding:

	September 30,	December 31,
	2015	2014
Due to related parties:
Payable to Officer, majority shareholder	$152,427	$146,067
Payable to shareholder	739,001	655,451
Payable to affiliate company of shareholder	282,000	282,000
	$1,173,428	$1,083,518

The majority shareholder has pledged his support to fund continuing operations; however there is no written commitment to this effect.  The Company is dependent upon the continued support of these parties.

The Company does not have employment contracts with its key employees, including the majority shareholder who is the Principal Executive Officer.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties. The interest accrual for the three months ended September 30, 2015 and September 30, 2014 was $5,132 and $4,960.  The interest accrual for the nine months ended September 30, 2015 and September 30, 2014 was $13,626 and $15,006.

7. Equity

The total number of shares of capital stock which the Company shall have authority to issue is five hundred million (500,000,000) common shares with a par value of $0.01, of which 58,450,000 have been issued as of September 30, 2015.  The Company intends to issue additional shares in an effort to raise capital to fund its operations.  Common shareholders will have one vote for each share held.

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

During the three months ended September 30, 2015, there were not any shares issued per the subscription agreement signed on May 5, 2013, but there is a stock contingency in the amount of $10,000.

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

As of October 26, 2015, the Company had 118,813,265 shares of Common Stock outstanding.  Pursuant to the Unwind Agreement, all of the NSI Shareholders surrendered all of their shares and rights in the Company and the Company conveyed to NSI Shareholders all of its shares, rights and ownership interest in NSI. As a result of the Unwind, the Company has 127,832,453 fewer shares issued and outstanding and the NSI Shareholders own all the capital stock of NSI.

8. Commitments

The Company entered into a rental agreement for its office facilities which expired on February 28, 2013 and is currently month to month.  The monthly payments of rent are $1,882 plus the costs of utilities and maintenance to the facilities.

Rent expense for both the three months ended September 30, 2015 and 2014 for this facility were $6,271 and $5,646 respectively. Rent expense for both the nine months ended September 30, 2015 and 2014 for this facility was $17,561 and $16,934 respectively.  There were no other operating or capital leases outstanding, as of September 30, 2015.

9. Contingencies

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Litigation

From time to time the Company may become a party to litigation matters involving claims against the Company.  Current regulations and reporting requirements require the Company to disclose any legal proceedings that are ongoing and could have a material impact on the financial statements for the period ended September 30, 2015.

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

As of September 30, 2015 the litigation regarding the Landenberg for the N’compass Solutions, Inc. closing, previously mentioned, is ongoing and the outcome remains unknown.

10. Subsequent Events

On October 15, 2015, AlphaPoint Technology Inc. (“AlphaPoint” or the “Company”) closed the share exchange transaction (the “Share Exchange Agreement”) for the acquisition of all the issued and outstanding shares of Strategy To Revenue, Limited (“STR”) a United Kingdom company.  In exchange, the STR shareholders acquired 58,163,265 shares of the Company stock and two positions on AlphaPoint’s Board of Directors. After the consummation of the Share Exchange Agreement, STR, operating out of the United Kingdom, is now a wholly owned subsidiary of the Company.  This transaction was the subject of the Letter of Intent disclosed in our Form 8-K filed on August 13, 2015.  With the acquisition of STR, the Company intends to expand STR’s customer base in the U.S. and EU.  The company will file a proforma for the acquisition of STR in December 2015.  On October 01, 2015 the company issued 200,000 shares and an additional 2,000,000 share were issued on October 5, 2015 to existing shareholders for services.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2015 and 2014

During the three months ended September 30, 2015, we generated revenues in the amount of $4,284, compared to $12,057 for the three months ending September 30, 2014. Our unrecognized revenue, deferred to future periods that our services (based on existing maintenance contracts) extended is $10,619 and $28,736 as of September 30, 2015 and September 30, 2014, respectively.

Operating expenses were $37,913 and $38,682 for the three months ended September 30, 2015 and 2014, respectively. The year-over year operating expenses increased in legal and accounting expenses from the NSI deal, but general and administration and depreciation expense decreased.

Net losses incurred in the periods presented have been primarily due to revenues not reaching the break-even point. The Company incurred net losses of $(38,761) and $(31,585) for the three months ended September 30, 2015 and 2014, respectively.

Nine months ended September 30, 2015 and 2014

During the nine months ended September 30, 2015, we generated revenues in the amount of $20,925, compared to $25,866 for the nine months ending September 30, 2014.

Operating expenses were $149,585 and $123,892 for the nine months ended September 30, 2015 and 2014, respectively.  Compared to the nine month period ending September 30, 2014, professional expenses increased by $56,891 due to costs related to the potential acquisition of N’Compass.

Net losses incurred in the periods presented have been primarily due to revenues not reaching the break-even point. The Company incurred net losses of $(142,286) and $(113,032) for the nine months ended September 30, 2015 and 2014, respectively. The increase in the net losses year-over-year were due to the increase in costs associated with the consolidation and unwind of NSI.

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

At September 30, 2015, the Company had $3,077 in cash resources to meet current obligations.  Management does not consider our current cash position sufficient to sustain our operations.  We estimate that our current available cash will satisfy approximately one month of our operating cash flow requirements.

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

As reflected in the financial statements we have an accumulated deficit from inception of $2,227,177 and have a net loss from operations of $38,761 and $31,585 for the three months ended September 30, 2015 and 2014, respectively. The net loss from operations for the nine months ended September 30, 2015 and 2014 was $142,286 and $113,032. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and execution of its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

RECENT ACCOUNTING PRONOUNCEMENTS

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration. Those standards have been addressed in the notes to the audited financial statement for the quarter ended September 30, 2015.

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

Capitalized software costs are stated at cost. The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over three to five years. Amortization is computed on a straight line basis, which should approximate a per unit method over the total estimated units projected for sale (estimated program life is approximately five years). The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at September 30, 2015.

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

Software sales are recorded as receivable when installed or delivered. As of September 30, 2015 we had not sold our product without a maintenance component, nor had we sold our maintenance as a separate component. The maintenance contract, which does not involve significant production, modification, or customization, is the only undelivered element at the time of installation or delivery. Currently, services and maintenance fees are recognized ratably over the period during which the post contract service support (maintenance period) is expected to be performed. The unrecognized portion for contracts is charged to deferred revenue and will be recognized in future periods, generally one year.

RESEARCH AND DEVELOPMENT EXPENSES - The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development.

EARNINGS (LOSS) PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common share equivalents. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common share equivalents are considered anti-dilutive and thus are excluded from the calculation. At September 30, 2015 and September 30, 2014 the Company did not have any potentially dilutive common share equivalents.

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

Changes in Internal Controls over Financial Reporting.

Management concluded that there has been no change in our internal control over financial reporting during the period ended September 30, 2015, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

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

DATED: November 16, 2015