Form 10-K
period 2015-12-31
AlphaPoint Technology, Inc.
filed 2016-04-14
CIK 1473654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes    ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter, June 30, 2015:  $5,845,000

Number of the issuer’s Common Stock outstanding as of March 31, 2016:  135,576,524.

Documents incorporated by reference: None.

ALPHA POINT TECHNOLOGIES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

TABLE OF CONTENTS

		Page
PART I

Item 1.	Business	1
Item 1A	Risk Factors	5
Item 1B	Unresolved Staff Comments	11
Item 2.	Properties	11
Item 3.	Legal Proceedings	11
Item 4.	Mine Safety Disclosures	11

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities	12
Item 6.	Selected Financial Data	12
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 8.	Financial Statements and Supplementary Data	18
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	19
Item 9A.	Controls and Procedures	19
Item 9B.	Other Information	20

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant	20
Item 11.	Executive Compensation	25
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	27
Item 13.	Certain Relationships and Related Transactions and Director Independence	28
Item 14.	Principal Accountant Fees and Services	28

PART IV

Item 15.	Exhibits and Financial Statement Schedules	29

Signatures		30

EX-31.1	Rule 13a-14(a) Certification of Principal Executive Officer

EX-31.2	Rule 13a-14(a) Certification of Principal Financial and Accounting Officer

EX-32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Item 7 of this report, and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “may,” “will,” and similar expressions and the negatives thereof identify forward-looking statements, which generally are not historical in nature. These forward-looking statements include, but are not limited to, statements concerning the following: levels of revenue, changes in and expectations with respect to revenue, revenue growth and gross margins, anticipated growth and growth strategies, the impact of competition, our ability to sell products, future operating expense levels, future operating results, the impact of quarterly fluctuations of revenue and operating results, staffing and expense levels, expected cash and investment balances and the impact of foreign exchange rate fluctuations. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made and may be based on assumptions that do not prove to be accurate. AlphaPoint Technology, Inc., undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, occurring after the date of this Annual Report on Form 10-K. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. For a detailed discussion of these risks and uncertainties, see the “Business” and “Risk Factors” sections in Items 1 and 1A, respectively, of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Background Information

AlphaPoint Technology, Inc. (“AlphaPoint” or, collectively with its subsidiaries, the “Company”) was incorporated in the State of Delaware on November 13, 2008. AlphaPoint’s legacy business has been helping companies manage their IT assets. However, following the recent acquisition of Strategy to Revenue, Ltd. (“STR Ltd. or STR”), a United Kingdom (“UK”) based company, AlphaPoint has transitioned its focus to STR’s revenue acceleration business.

In October 2015, AlphaPoint acquired 100% of the outstanding equity of STR Ltd. in exchange for 58,163,265 shares of its common stock and a promissory note in the amount of $900,000. STR, Ltd. was founded in 2009 to provide revenue acceleration solutions to large organizations through the performance improvement and effective execution of their sales teams. As a global sales effectiveness company, STR Ltd.’s existing clients are industry leading, Fortune 500 companies keen to realize efficient revenue growth. STR Ltd.’s, customers include high-profile organizations such as Thomson Reuters, Vodafone, Hewlett Packard, Motorola, SAP, Zebra Technologies, Comcast and DHL, among others. STR Ltd. helps marketing and sales teams become motivated, better equipped and mobilized on core business initiatives, and improve engagement with customers.

STR Ltd. has achieved success providing solutions to multi-national organizations with large business-to-business (B2B) sales forces. Currently headquartered in the UK with an office in Atlanta, USA, STR Ltd. sells, develops and delivers revenue acceleration solutions primarily to customers in Europe and North America. STR’s success comes from a unique combination of sales and marketing expertise and best practice, innovative digital and multimedia content production, and intelligent software platform delivery technologies. In the past four years STR Ltd. has won a number of international excellence awards, five gold and four silver, from Brandon Hall and one gold and three silver Stevie awards for innovation in sales development.  STR Ltd. was also shortlisted as a finalist by BESMA (British Excellence in Sales & Marketing Awards) and The Learning Awards. STR Ltd. has also been placed on the Training Industry.com 2015 watch list as a ‘mover and shaker’ in the training industry.

On December 23, 2014, the Company closed the share exchange transaction for the acquisition of all the issued and outstanding shares of N’Compass Solutions, Inc. (“NSI”) a Minnesota corporation.  Since that time, issues arose and, as a result, the Parties agreed to unwind the transaction and negotiated and finalized the terms of an Unwind Agreement(s). The consolidation of management, operations, assets, and liabilities did not happen from the time of the equity swap to the unwind time.

Pursuant to the Unwind Agreement, all of the NSI Shareholders surrendered all of their shares and rights in the Company and the Company conveyed to NSI Shareholders all of its shares, rights and ownership interest in NSI.  None of the NSI Shareholders or their assigns owns any interest in the Company, its affiliates or its properties.

Business Operations

AlphaPoint and STR Inc., which was incorporated in the U.S.A. as a Florida Corporation in November 2015, after the acquisition of STR, Ltd., are headquartered in Sarasota, Florida. STR, Inc., also has a smaller, service office in Atlanta, Georgia, USA, with STR Ltd., headquartered close to London, in the UK, together making up the STR Group (STR). Historically, approximately 60% of STR’s revenue is generated in European headquartered organizations and 40% from North America. Management believes that the North American opportunity is significantly underserved. With the intent of expanding within the U.S., STR, Inc. was established to service STR’s US customers including: Cisco, HP Enterprise and Synchronoss and to expand through client acquisition. STR’s client list includes: Hewlett Packard (HP), DHL, Thomson Reuters, Vodafone, SAP, Comcast and Motorola. All of STR’s North American headquartered customers have very large sales teams that are now being partially served by STR, Ltd., By focusing the company’s investment on North America, AlphaPoint anticipates an accretive growth opportunity.

Services

STR Solution Overview. Today, STR delivers revenue acceleration programs which address the problem of improving sales target attainment in two ways: By delivering a SURGE in short term revenue through the STR POWERsession® which gets the sales people motivated, equipped and mobilized on key business initiatives; and by delivering sustained revenue growth by improving the sales team’s capability to engage with its customers. This is done through STR’s role-based SKILLbuild® sales performance programs. This “SURGE” and “SUSTAIN” offering forms the basis of a framework that sits at the heart of the customer’s sales operations and learning management disciplines.

The POWERsession®, STR provides its clients with an effective way of executing on global marketing initiatives through their sales forces. To do this STR developed the POWERsession®. The POWERsession® is a focused, multi-media, high-energy sales meeting, which can be delivered by a local sales manager to their sales team to create a local action plan which ensures execution of the key marketing initiatives. Each POWERsession® is constructed to enable a local sales manager to do three things with their sales team: motivate sales team members to take part enthusiastically, enable them to complete the required task and mobilize the team to achieve the POWERsession® goal or goals. Typically a POWERsession® takes two hours to deliver and would normally replace the manager’s scheduled team meeting. STR uses a video-based presenter who introduces the session and interacts with the local manager to run team based activities and discussions. The POWERsession® contains interviews with senior management and subject matter experts. During 2014, with the acquisition of Accredit, STR took its POWERsession® development to a new level with the introduction of a new media distribution platform which enables the customer to monitor the use of the POWERsession®.

THE POWERSESSION® IS A FOCUSED, MULTI-MEDIA, HIGH-ENERGY SALES MEETING, WHICH CAN BE DELIVERED BY A LOCAL SALES MANAGER TO THEIR SALES TEAM TO CREATE A LOCAL ACTION PLAN WHICH ENSURES EXECUTION OF THE KEY MARKETING INITIATIVES.

SKILLbuild®,STR’s global clients have a need to develop the professionalism of their global sales forces. To create an effective development offering, STR recognized that the key audiences to address, sales professionals, would be far more responsive to individual and group learning using a an appropriate mix of technology and people interaction, as opposed to solely relying on traditional training solutions. Sales effectiveness training is normally delivered using traditional eLearning or classroom methods, which research has proven not to be effective and which do not meet today’s strong demands of speed to market, scalability and cost reduction, all of which are central to businesses.

THE SKILLBUILD® PLATFORM IS DELIVERED AS A SOFTWARE AS A SERVICE, (SAAS) SOLUTION TO STR’S CLIENTS ALLOWING THEM TO ROLL OUT AND MONITOR BOTH FIXED PATH LEARNING JOURNEYS OR DYNAMICALLY GENERATED PERSONALIZED LEARNING PATHS BASED ON THE RESULTS OF PRE-ASSESSMENTS.

STR REVENUE ACCELERATION FRAMEWORK

STR believes that the existing SURGE and SUSTAIN solution approach can be greatly enhanced by the introduction of a third tool called the ’PREDICT’ platform to form ‘The Revenue Acceleration Framework’ mentioned earlier in the document.

STR’s SURGE AND SUSTAIN Revenue Acceleration programs already deliver measurable business value to the company’s clients through increased revenue. Added to that, the SKILLbuild® platform monitors the sales person’s progress through their learning and development journey and improvement in sales capability and STR believes that with the introduction of the their latest innovation in the MATRIX Opportunity Analysis & Analytics tool, the company can create increased PREDICTABILITY to form a virtuous cycle of sales performance improvement. By analyzing each opportunity through a consistent view, STR will be able to deliver four improvements to the company’s current approach which will deliver additional business value to STR’s clients.

SURGE, SUSTAIN AND PREDICT

With the POWERsession®, SKILLbuild® programs and the MATRIX, STR believes that it can offer existing clients a complete sales and revenue improvement package which can be sold as a multi-year Managed Service Solution with a strong product mix of SaaS and Professional Services. As part of the contract, STR will provide full access to the full range of SKILLbuild® programs to improve sales performance skills across the organization, a number of POWERsessions® which will focus on key marketing initiatives and new product launches and advice and guidance to the sales management team to ensure that the required results are being achieved. Because the SKILLbuild® material will be produced in a generic form it will also be possible to offer a service to companies with smaller sales forces, perhaps through third party organization.

Operations, Technology and Development

Most of our customers implement our solutions as a SaaS-based solution, and some enter into an on-premise deployment arrangement. Our solutions can be configured with a selection of service levels and options to suit an organization’s business objectives, requirements and resources. With our SaaS solutions, our customers rely on our SKILLbuild® software required for improving their sales effectiveness and sales performance management.

We have developed our on-demand delivery model with the goal of maximizing the availability, performance, and security of our solutions. Our scalable infrastructure and application architecture enable us to offer services to our global customers at mutually agreed service level arrangements.

We organize our development staff along product lines, with a development operations group that provides centralized support for quality assurance and deployment. In 2015, we incurred research and development expenses of $23,451.  We did not incur any research and development expenses in 2014.

Customers

STR’s client list includes: Hewlett Packard (HP), DHL, Thomson Reuters, Vodafone, SAP, Comcast and Motorola. All of our North American headquartered customers have very large sales teams. They also have a large international presence with local sales teams and big partner networks. By focusing the company’s investment on North America STR anticipates an accretive growth opportunity in 2016.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash and accounts receivable.

Cash is maintained with two financial institutions in the United States and the United Kingdom. Deposits with these banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and, therefore, bear minimal risk.

Four and two of our customers accounted for approximately 92% and 100% of all revenues for the years ended December 31, 2015 and 2014, respectively.  Accounts receivable from these same customers amounted to approximately 99% and 100% at December 31, 2015 and 2014, respectively.  A loss of one or more of these customers, would adversely affect the Company.

Accounts receivable result primarily from the sales of STR’s product offering and consulting services to its customers. Accounts receivable are stated at cost less an allowance for doubtful accounts. The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, the customer’s payment history and the customer’s current ability to pay its obligations. Based on management’s review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $4,250 and $0 is considered necessary as of December 31, 2015 and 2014, respectively. The Company does not accrue interest on past due receivables.

Sales and Marketing

We sell and market our software and services primarily through a direct sales force and in conjunction with our external partners. In the United States, we have sales and service offices in Sarasota, Florida; Atlanta, GA; and Connecticut. Outside the United States, we have a sales and service office in the United Kingdom.

Sales. Our direct sales force, which consist of account executives, technical pre-sales engineers and field management, is responsible for the sale of our products to global enterprises across multiple industries, and is organized into geographic territories.

Marketing. Our marketing activities include product and customer marketing functions as well as marketing communications. The function of our product marketing is to define new product requirements, manage product life cycles, and generate content for sales collateral and marketing programs. The function of our marketing communications is to focus on both primary demand generation efforts to increase awareness of sales effectiveness, product solutions and secondary demand generation efforts to drive sales leads for our solutions. This is done through multiple channels, including advertising, webcasts, industry events, conferences, email marketing, web marketing, and telemarketing.

Alliances and Partnerships

We actively promote and maintain strategic relationships with consulting organizations, independent software vendors, and technology providers. These relationships provide both customer referrals and co-marketing opportunities, which have contributed to the expansion of our customer base.

Competition

Training Industry.com publishes each year a Top 20 and Movers & Shakers list in Sales Training and this is a good indicator of the main companies that STR competes against. This is supported by STR’s experience of current key competitors in the marketplace. The Sales Enablement Technology & Automation category is made up of some established companies including SAVO, Brainshark, Qvidian and Seismic and well as other niche players. To date STR has differentiated itself by focusing on a disruptive approach through their innovation to address why many of the training and development investments that companies have made in the past in sales performance improvement have failed.

Intellectual Property

Our ability to compete successfully depends in part on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing upon the proprietary rights of others. We rely on a combination of trademarks, copyrights, service marks, trade secrets, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information and intellectual property.

Our customer agreements include restrictions intended to protect and defend our intellectual property rights. We also require our employees, contractors and many others with whom we have business relationships to sign confidentiality agreements.

While our trademarks and copyrights are an important part of our success, our business as a whole is not materially dependent on any one trademark, copyright or on a combination of any or all of our proprietary technology.

Employees

As of December 31, 2015, we had approximately 25 employees. None of our employees are represented by a labor union.

Executive Officers

The following table sets forth information about our executive officers as of December 31, 2015:

Name	Age	Position	Executive Officer Since
Gary W. Macleod	52	President, Chief Executive Officer	2008
Geoffrey Bicknell	73	Chief Financial Officer	2012

Gary Macleod, the Chief Executive Officer and Director of AlphaPoint Technology, Inc., has played a key leadership role in translating technical information and new technologies into compelling value propositions to drive customer endorsement and sell-through models for evolving Enterprise Grade software solutions. Mr. Macleod took AlphaPoint Technology public in 2011. From August 2005 to January 2008, Mr. Macleod was the Chief Executive Officer and Director of Non-Invasive Monitoring Systems, Inc. He was responsible for filing comprehensive and required publicly-held organization financial reports, raising capital, strengthening stakeholder confidence, shareholder communications, steering product introduction efforts, developing long-term business plans, and restructuring the organization. Mr. Macleod brings M&A, Buyout, and Share Exchange expertise, to his over 25 years of broad-based executive leadership of companies, and over ten years of CEO leadership to U.S. public companies.

Geoff Bicknell, the Chief Financial Officer and Director of AlphaPoint Technology has held senior finance roles with listed companies in both the USA and Europe.  He helped establish a private equity business in the UK and has a successful track record of growing businesses through restructuring, organic growth and acquisition. He is currently non-executive director of APC UK Ltd, funded by the UK Government and Auto Industry to identify and aid the development of advanced propulsion technologies, and is a non-executive director of the Eddie Stobart Group, a leading European transport and logistics business.  He is also an advisor and senior professional of DBay Advisors, an Isle of Man based Asset Management Company.  He previously held senior financial and operational positions with Rockwell International Corporation, TI Group Plc, Maxima Holdings Plc and Northgate Information Solutions Plc. He is a Chartered accountant in Canada and in the United Kingdom.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other periodic reports are available free of charge on our website (www.alphaPointtechnology.com) as soon as reasonably practicable after we have electronically filed or furnished such materials to the Securities and Exchange Commission. They are also available at www.sec.gov.

ITEM 1A. RISK FACTORS

Factors That Could Affect Future Results

You should carefully consider the risks below, as well as other information included or incorporated by reference in this report before making an investment decision. We operate in a dynamic and rapidly changing environment that involves many risks and uncertainties that could cause actual results to differ materially from results contemplated by forward-looking statements in this report.  Because of the factors discussed below, other information included or incorporated by reference in this report and other factors affecting our operating results, past performance should not be considered a reliable indicator of future performance. The risks discussed in this report are not the only risks we face. Risks and uncertainties of which we are not currently aware, or which we currently deem to be immaterial, may also adversely affect our business, financial condition or operating results.

RISKS RELATED TO OUR BUSINESS

Limited Corporate History

We were incorporated on November 13, 2008 and have a limited operating history that can be used to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays that we may encounter because we are a small business. As a result, we may not be profitable and we may not be able to generate sufficient revenue to develop as we have planned. To address these risks the Company must, among other things, continue to attract investment capital, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to upgrade the SKILLbuild©, Predict and POWERsessions® platforms.

We continue to monitor and manage our costs in an effort to optimize our performance for the long-term. However, there is no assurance that we will be successful; unforeseen expenses, difficulties or delays may prevent us from realizing our goals. From time to time, we incur restructuring expenses or expenses related to other cost reduction efforts, but we can offer no assurance that these or other actions will enable us to achieve or sustain profitability in the future. In addition, we cannot be certain that steps we have taken to control our costs will not adversely affect our prospects for long-term revenue growth. If we cannot increase our revenue, improve gross margins and control costs, our future results and financial condition will be negatively affected.

Our business and operations have experienced rapid growth in recent periods, and if we do not effectively manage any future growth or are unable to improve our systems and processes, our operating results will be adversely affected.

We have experienced rapid growth and increased demand for our products over the last few years. Our employee headcount and number of customers have increased, and we expect to continue to grow our headcount significantly in future periods. For example, from the end of calendar 2014 to the end of calendar 2015, our employee headcount increased from 3 to 28 employees, and our number of customers increased from 2 to 15. We anticipate that we will continue to expand our operations and headcount in the near term, and anticipate that our customer base will continue to expand. The growth and expansion of our business and our product and service offerings place a significant strain on our management, operations, sales and marketing, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, our sales and marketing teams and our ability to manage headcount, capital, and business processes in an efficient manner.

We may not be able to successfully implement improvements to our systems and processes in an efficient or timely manner, and we may discover deficiencies in our existing systems and processes. We may experience difficulties in managing improvements to our systems and processes, which could disrupt existing customer relationships, cause us to lose customers, limit sales of our products, or increase our technical support costs. Our failure to improve our systems and processes, or the failure of those systems and processes to operate in the intended manner, may result in our inability to manage the growth of our business and accurately forecast our revenue and expenses. Our productivity and the quality of our solutions may be adversely affected if we do not integrate and train new employees quickly and effectively. Any future growth would add complexity to our organization and require effective coordination throughout our organization. Failure to manage any future growth effectively could result in increased costs, negatively impact our customers’ satisfaction with our solutions, and harm our operating results.

A majority of our revenue is derived from our SKILLbuild© and POWERsessions© solutions, and a decline in sales of those solutions could adversely affect our operating results and financial condition.

We derive a majority of our revenue from our SKILLbuild© and PowerSession© solutions; if demand for those solutions declines significantly and we are unable to replace the revenue with revenue from our other offerings, our business and operating results will be adversely affected. We cannot assure you that our current levels of market penetration and revenue from these solutions will continue. If conditions in the market for these solutions change as a result of increased competition or new product offerings by our competitors or consolidation among our competitors, or if we are unable to timely introduce successful new solutions to keep pace with technological advancements, our revenue may decline and our financial results and financial condition would be harmed.

If we change prices, alter our payment terms or modify our products or services in order to compete, our margins and operating results may be adversely affected.

The intensely competitive market in which we do business may require us to change our prices or modify our pricing strategies for our solutions in ways that adversely affect our operating results. If our competitors offer discounts on competitive products or services, we may need to lower prices or offer other terms more favorable to existing and prospective customers in order to compete successfully. If we raise prices based upon our own evaluation of the value of our products, those increases might not be well received by customers, which may hurt our sales. Some of our competitors may bundle their products with other solutions for promotional purposes or as a pricing strategy, or provide guarantees of prices and product implementations. These practices could, over time, limit the prices that we can charge for our solutions or cause us to modify our existing market strategies accordingly. If we cannot offset price reductions and other terms that are more favorable to our customers with a corresponding increase in sales or decrease in spending, then the reduced revenue resulting from lower prices would adversely affect our gross margins and operating results.

Acquisitions of, and investments in, other businesses present many risks. We may not realize the anticipated financial and strategic benefits of these transactions, and we may not be able to manage our operations with the acquired businesses efficiently or profitably.

As part of our business strategy, we evaluate opportunities to expand and enhance our product and service offerings to meet customer needs, increase our market opportunities and grow revenue through internal development efforts and external acquisitions and partnerships. We have completed the acquisition of STR in October 2015. We may continue to acquire or make investments in other companies, products, services and technologies in the future. Acquisitions and investments may cause disruptions in or add complexity to our operations and involve a number of risks, including the following:

•

the anticipated benefits, such as an increase in revenue, may not materialize if, for example, a larger number of customers than expected choose not to renew or if we are unable to cross-sell the acquired company’s solutions to our existing customer base;

•

we may have difficulty integrating and managing the acquired technologies or products with our existing product lines, and maintaining uniform standards, controls, procedures and policies across locations;

•	we may experience challenges in, and have difficulty penetrating, new markets where we have little or no prior experience and where competitors have stronger market positions;

•

integrating the financial systems and personnel of the acquired business and retaining key employees may be difficult, and, to the extent we issue shares of stock or other rights to purchase stock to such individuals, existing stockholders may be diluted;

•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of overseeing geographically and culturally diverse locations;

•

we may find that the acquired business or assets do not further our business strategy, or that we overpaid for the business or assets, or that we do not realize the expected operating efficiencies or product integration benefits;

•

our use of cash consideration for one or more significant acquisitions may require us to use a substantial portion of our available cash or incur substantial debt, and if we incur substantial debt, it could result in material limitations on the conduct of our business;

•

we may fail to uncover or realize the significance of, or otherwise become exposed to, liabilities and other issues assumed from an acquired business, such as claims from terminated employees or third-parties and unfavorable revenue recognition or other accounting practices; and

•	we may experience customer confusion as a result of product overlap, particularly when we offer, price and support various product lines differently.

These factors could have a material adverse effect on our business, results of operations and financial condition or cash flows. Furthermore, during periods of operational expansion, we often need to increase the size of our staff, our related operations and third party partnerships, and potentially amplify our financial and accounting controls to ensure they remain effective. Such changes may increase our expenses, and there is no assurance that our infrastructure will be sufficiently scalable to efficiently manage any growth that we may experience. If we are unable to leverage our operating cost investments as a percentage of revenue, our ability to generate or increase profits will be adversely impacted. In addition, from time to time, we may enter into negotiations for acquisitions and other investments that are not ultimately consummated, which could result in significant diversion of management time, as well as out-of-pocket expenses.

Our success depends upon our ability to develop new solutions and enhance our existing solutions rapidly and cost-effectively. Failure to introduce new or enhanced solutions that meet customer needs may adversely affect our operating results.

The markets for sales effectiveness and revenue acceleration solutions are generally characterized by:

•	rapid technological advances,

•	changing customer needs, and

•	frequent new product introductions and enhancements.

To keep pace with technological developments, satisfy increasingly sophisticated customer requirements, achieve market acceptance and effectively respond to competition, we must quickly identify emerging trends and requirements, accurately define and design enhancements and improvements for existing solutions, and introduce new solutions that satisfy our customers’ changing demands. Accelerated introductions for new solutions require high levels of expenditures for research and development that could adversely affect our operating results. Further, any new solutions we develop may not be introduced in a timely manner or be available in a distribution model favored by our target markets, and may therefore not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to quickly and successfully develop or acquire and distribute new products and services cost-effectively, or enhance existing solutions, or if we fail to position and price our solutions to meet market demand, our business and operating results will be adversely affected.

The loss of key personnel, higher than normal employee attrition in key departments or the inability of replacement personnel to quickly and successfully perform in their new roles could adversely affect our business.

Our success depends to a significant extent on the abilities and effectiveness of our personnel, and, in particular, our chief executive and chief financial officers. If we lose or terminate the services of one or more of our current executives or key employees or if one or more of our current or former executives or key employees joins a competitor or otherwise competes with us, or if we do not have an effective succession or development plan in place for such individuals, our ability to successfully implement our business plan could be impaired. Likewise, if a number of employees from specific departments were to depart, our business may be adversely affected. Additionally, if we are unable to quickly hire qualified replacements for our executives, other key positions or employees within specific departments, our ability to execute our business plan could be harmed. Even if we can quickly hire qualified replacements, we would expect to experience operational disruptions and inefficiencies during any transition.

If we are unable to hire and retain qualified employees and contractors, including sales, professional services and engineering personnel, our growth may be impaired.

To scale our business successfully, increase productivity, maintain a high level of quality and meet customers’ needs, we need to recruit, retain and motivate highly skilled employees and contractors in all areas of our business, including sales, professional services and engineering. In particular, if we are unable to hire or contract for and retain talented personnel with the skills, and in the locations, we require, we might need to redeploy existing personnel or increase our reliance on contractors. Furthermore, we have been, and intend to continue, increasing our sales force and, if we are not successful in attracting and retaining qualified personnel, or if new sales personnel are unable to achieve desired productivity levels within a reasonable time period, we may not be able to increase our revenue and realize the anticipated benefits of these investments.

As our customer base increases and as we continue to evaluate and modify our organizational structure to increase efficiency, we are likely to experience staffing constraints in connection with the deployment of trained and experienced professional services and support resources capable of implementing, configuring, maintaining and supporting our products and related services. Moreover, as a company focused on the development of complex products and the provision of online services, we are often in need of additional software developers and engineers. We have relied on our ability to grant equity compensation as one mechanism for recruiting, retaining and motivating such highly skilled personnel. Our ability to provide equity compensation depends, in part, upon receiving stockholder approval for an increase in shares authorized for issuance pursuant to our equity compensation plan. If we are not able to secure such approval from our stockholders, our ability to recruit, retain and motivate our personnel may be adversely impacted, which would negatively impact our operating results.

If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock may be negatively affected.

We are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Effective planning and management processes are necessary to meet these requirements, and we expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the trading price of our common stock could be negatively affected, and we could become subject to investigations by the Securities and Exchange Commission or other regulatory authorities, which could require additional financial and management resources.

If we fail to adequately protect our proprietary rights and intellectual property, we may lose valuable assets, experience reduced revenue and incur costly litigation to protect our rights.

Our success and ability to compete depends on the proprietary technology embedded in our solutions. We rely on a combination of  trademarks, copyrights, service marks, trade secrets, contractual provisions and other similar measures to establish and protect our proprietary rights. We cannot protect our intellectual property if we are unable to enforce our rights or if we do not detect its unauthorized use. Despite our precautions, unauthorized third parties may be able to copy or reverse engineer our solutions and use information that we regard as proprietary to create products and services that compete with ours. Provisions in our agreements prohibiting unauthorized use, copying, transfer and disclosure of our licensed programs and services may be unenforceable under the laws of some jurisdictions. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent that we engage in international activities, our exposure to unauthorized copying and use of our products, services and proprietary information increases. We enter into various restrictive agreements with our employees and consultants, as well as with customers and third parties with whom we have strategic relationships. We cannot ensure that these agreements will be effective in controlling access to and distribution of our products, services and proprietary information. Nor do these agreements prevent our competitors from independently developing technologies that are substantially equivalent or superior to our solutions. Litigation may be necessary to enforce our intellectual property rights and protect our trade secrets. Litigation, whether successful or unsuccessful, could result in substantial costs and diversion of management resources, either of which could seriously harm our business.

Risks Related to Our Stock

Our stock price is likely to remain volatile.

The trading price of our common stock has in the past, and may in the future, be subject to wide fluctuations in response to many factors, including those described in this section. The volume of trading in our common stock is limited, which may increase volatility. Investors should consider an investment in our common stock as risky and should purchase our common stock only if they can withstand significant losses. Other factors that affect the volatility of our stock include:

•	our actual and anticipated operating performance and the performance of other similar companies;

•	actual and anticipated fluctuations in our financial results;

•	failure of securities analysts to maintain coverage of us;

•	ratings changes by any securities analysts who follow us;

•	failure to meet our projected results or the published operating estimates or expectations of securities analysts and investors;

•	failure to achieve revenue or earnings expectations;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the global economy;

•	significant sales by existing investors, coupled with limited trading volume for our stock;

•	announcements by us or our competitors of significant contracts, results of operations, projections, or new technologies;

•	lawsuits threatened or filed against us;

•	adverse publicity;

•	acquisitions, commercial relationships, joint-ventures or capital commitments;

•	changes in our management team or board of directors;

•	publication of research reports, particularly those that are inaccurate or unfavorable, about us or our industry by securities analysts; and

•	other events or factors, including those resulting from war, incidents or terrorism or responses to these events.

Additionally, some companies with volatile market prices for their securities have been the subject of securities class action lawsuits. Any such suit could have a material adverse effect on our business, results of operations, financial condition and price of our common stock.

Future sales of substantial amounts of our common stock, including securities convertible into or exchangeable for shares of our common stock could cause our stock price to fall.

We may issue additional shares of our common stock, including securities convertible into or exchangeable for, or that represent the right to receive, shares of our common stock. Such issuances will dilute the ownership interest of our stockholders and could adversely affect the market price of our common stock. We cannot predict the effect that future sales of shares of our common stock or other equity-related securities would have on the market price of our common stock. In addition, sales by existing stockholders of a large number of shares of our common stock in the public trading market (or in private transactions), including sales by our executive officers, directors or institutional investors, or the perception that such additional sales could occur, could cause the market price of our common stock to drop. We have stock options and restricted stock units outstanding for shares of our common stock. Our stockholders may incur dilution upon exercise of an outstanding stock option or vesting of outstanding restricted stock units.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Consequently, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

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

Penny Stock risk

Our common stock is currently considered a “penny stock” and may continue in the future to be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act.  The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years.)  These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules.  Since our securities are subject to the penny stock rules, investors may find it more difficult to dispose of our securities.

No independent audit committee risk

The Company does not have any committees.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has a history of losses, primarily due to its product development stage, resulting in an accumulated deficit.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate revenues from operations and to achieve a level of profitability. The Company intends on financing its future acquisition strategies and development activities needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Ineffective internal control risks

The Company’s management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error or all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs.  Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistakes.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company does not own any property at this time. We rent our headquarters in Sarasota, Florida. We also rent offices in Atlanta, GA and the United Kingdom. We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.

ITEM 3. LEGAL PROCEEDINGS

Current regulations and reporting requirements require the Company to disclose any legal proceedings that are ongoing and could have a material impact on the financial statements for the year ended December 31, 2015. On February 25, 2015, the Company accepted service of a Complaint filed by Ladenburg Thalmann & Co. (“Ladenburg”) in the 11th Judicial Circuit Court, Miami-Dade County, Florida (Case No. 15004012 CA 01). The Complaint alleges counts of Breach of Contract, Quantum Meruit, and Unjust Enrichment, for failure to pay a transaction fee of $100,000 to Ladenburg for the N’compass Solutions, Inc. closing on December 23, 2014.  The Company filed an Answer and Affirmative Defenses on March 16, 2015 and Amended Answer and Counterclaim on March 19, 2015 presenting the following affirmative defenses and counterclaims: Estoppel, Failure of Consideration, Waiver, Unclean Hands, and Fraud in the Inducement, and Breach of Contract, Negligent and Fraudulent Misrepresentation and violation of Florida’s Unfair or Deceptive Acts or Practices Act. There are no proceedings in which any of our directors, sole officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4. MINE SAFTEY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS’ MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The Company’s common stock is listed on the Over the Counter Bulletin Board (“OTC: QB”) under the symbol “APPO”.  The Company received its “Notice of Effectiveness” on November 1, 2011.

The following table sets forth the high and low trade information for our common stock for each quarter for the current year. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

	High	Low
Fiscal Year 2014
First quarter ended March 31, 2014	$0.18	$0.08
Second quarter ended June 30, 2014	$0.15	$0.06
Third quarter ended September 30, 2014	$0.06	$0.02
Fourth quarter ended December 31, 2014	$0.30	$0.01

Fiscal Year 2015
First quarter ended March 31, 2015	$0.30	$0.03
Second quarter ended June 30, 2015	$0.17	$0.05
Third quarter ended September 30, 2015	$0.10	$0.08
Fourth quarter ended December 31, 2015	$0.11	$0.05

Approximate Number of Equity Security Holders

On December 31, 2015 the Company’s common stock had a closing price quotation of $0.06. As of December 31, 2015 there were 135,576,524 shares of our common stock outstanding held by approximately 62 certificate holders of record.

Dividends

We have never declared or paid cash dividends on our common shares, and we do not currently anticipate that we will pay any dividends with respect to those securities. Our current business plan is to retain any future earnings to finance the expansion and development of our business.

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

General Business Overview:

AlphaPoint Technology, Inc. (“AlphaPoint” or, collectively with its subsidiaries, the “Company”) was incorporated in the State of Delaware on November 13, 2008. AlphaPoint’s legacy business has been helping companies manage their IT assets. However, following the recent acquisition of Strategy to Revenue, Ltd. (“STR Ltd.” or “STR”), a United Kingdom (“UK”) based company, AlphaPoint has transitioned its focus to STR’s revenue acceleration business.

In October 2015, AlphaPoint acquired 100% of the outstanding equity of STR Ltd. in exchange for 58,163,265 shares of its common stock and a promissory note in the amount of $900,000. STR, Ltd. was founded in 2009 to provide revenue acceleration solutions to large organizations through the performance improvement and effective execution of their sales teams. As a global sales effectiveness company, STR Ltd.’s existing clients are industry leading, Fortune 500 companies keen to realize efficient revenue growth. STR Ltd.’s customers include high-profile organizations such as Thomson Reuters, Vodafone, Hewlett Packard, Motorola, SAP, Zebra Technologies, Comcast and DHL, among others. STR Ltd. helps marketing and sales teams become motivated, better equipped and mobilized on core business initiatives, and improve engagement with customers.

STR Ltd. has achieved success providing solutions to multi-national organizations with large business-to-business (B2B) sales forces. Currently headquartered in the UK with an office in Atlanta, USA, STR Ltd. sells, develops and delivers revenue acceleration solutions primarily to customers in Europe and North America. STR’s success comes from a unique combination of sales and marketing expertise and best practice, innovative digital and multimedia content production, and intelligent software platform delivery technologies. In the past four years STR Ltd. has won a number of international excellence awards, five gold and four silver, from Brandon Hall and one gold and three silver Stevie awards for innovation in sales development.  STR Ltd. was also shortlisted as a finalist by BESMA (British Excellence in Sales & Marketing Awards) and The Learning Awards. STR Ltd. has also been placed on the Training Industry.com 2015 watch list as a ‘mover and shaker’ in the training industry.

On December 23, 2014, the Company closed the share exchange transaction for the acquisition of all the issued and outstanding shares of N’Compass Solutions, Inc. (“NSI”) a Minnesota corporation.  Since that time, issues arose and, as a result, the Parties agreed to unwind the transaction and negotiated and finalized the terms of an Unwind Agreement(s). The consolidation of management, operations, assets, and liabilities did not happen from the time of the equity swap to the unwind time.

Pursuant to the Unwind Agreement, all of the NSI Shareholders surrendered all of their shares and rights in the Company and the Company conveyed to NSI Shareholders all of its shares, rights and ownership interest in NSI.  None of the NSI Shareholders or their assigns owns any interest in the Company, its affiliates or its properties.

Application of Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations that follows is based upon our consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The application of GAAP requires our management to make assumptions, judgments and estimates that affect our reported amounts of assets, liabilities, revenue and expenses, and the related disclosures regarding these items. We base our assumptions, judgments and estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial condition or results of operations will be affected. On a regular basis, we evaluate our assumptions, judgments and estimates.

We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts, stock-based compensation, valuation of acquired intangible assets, goodwill impairment, long-lived asset impairment, and income taxes have the greatest potential impact on our consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates. Historically, our assumptions, judgments and estimates in accordance with our critical accounting policies have not materially differed from actual results. For a more detailed discussion of these accounting policies and our use of estimates, refer to Note 1 of our Notes to Consolidated Financial Statements included in this report.

Revenue Recognition

We recognize revenue when all four revenue recognition criteria are met: persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is probable.

The Company recognizes revenue stemming from the revenue acceleration business to the extent of costs incurred, with profit being recognized at the end of each project.  Revenues from software-as-a-service arrangements are recognized evenly over the term of each project.  Consulting and training revenues are recognized as work is performed.

Refer to Note 1 of our Notes to Consolidated Financial Statements included in this report for further discussion on our revenue recognition policies.

Allowance for Doubtful Accounts

We estimate the uncollectibility of accounts receivable, and record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience, customer creditworthiness, current economic trends, international situations (such as currency devaluation) and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of our future provision for doubtful accounts.

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

Capitalized software costs are stated at cost. The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over three to five years. At December 31, 2015, all software and website development costs had been fully amortized.

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

Share-based Payments

Share-based payments to employees, including grants of employee stock options or shares of stock are recognized as compensation expense in the financial statements based on their fair values, in accordance with FASB ASC Topic 718. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).  Management is currently in the process of establishing an incentive stock option plan which is expected to be available to employees during 2016. The Company may issue restricted stock to consultants for various services. Cost for these transactions is measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is to be measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete. The fair value of the Company’s common stock is obtained from the trading prices on or near the date of the transaction. The Company may issue shares as compensation in the future period for services associated with the registration of the common shares.

During 2015, the Company issued 2,000,000 shares of common stock to an officer of the Company for services provided.  In addition, 200,000 shares were issued to a service provider for services rendered. Compensation expense related to these stock grants totaled approximately $120,000.

Goodwill, Intangible Assets, Long-Lived Assets and Impairment Assessments

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with business combinations accounted for using the purchase method of accounting. Goodwill is not amortized, but instead goodwill is required to be tested for impairment annually and under certain circumstances. The Company performs such testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The Company currently has one reporting unit for purposes of goodwill impairment testing.

An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary. The Company completed its assessment of the qualitative factors as of December 31, 2015 and determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying value.

Intangible assets with finite lives are amortized over their estimated useful lives. Refer to Note 6 of our Notes to Consolidated Financial Statements included in this report for a detailed discussion on useful lives over which our intangible assets are amortized. Generally, amortization is based on the straight-line method. There was no impairment expense related to intangible assets during 2015 or 2014.

The Company also evaluates the recoverability of its long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. There were no impairment charges recorded during 2015 or 2014.

Foreign Currency

The assets and liabilities of STR for which the local currency is the functional currency (Pound Sterling) are translated into U.S. dollars using the exchange rate in effect at each balance sheet date and income and expense accounts are translated using weighted average exchange rates for each period during the year. Translation gains and losses are reported as a component of accumulated other comprehensive income (loss), included within stockholders’ equity. Gains and losses from foreign currency transactions are included in the Company’s consolidated statements of comprehensive loss.  Comprehensive loss from foreign currency translation for the year ended December 31, 2015 was $103,424, and transaction gains totaled $11,600 for the period from acquisition to December 31, 2015.

Results of Operations

For the years ended December 31, 2015 and 2014:

Our consolidated revenues were $669,915 and $35,141 for the years ended December 31, 2015 and 2014, respectively.   The increase in revenues from 2014 is the result of the acquisition of STR.  Revenues from the legacy business, which are included in consolidated revenues, were $29,308 for the year 2015, compared with $35,141 for the year 2014.  At December 31, 2015  we had deferred revenues of $427,475 , which  will be recognized as revenue over the next 12 months.  In addition, cost of sales reported in the year 2015 relates solely to the revenue acceleration business and consists mainly of compensation and related expenses directly related to the services provided.

Operating expenses were $1,264,909 and $156,918 for the years ended December 31, 2015 and 2014, respectively.  The increase year over year expenses was mainly due to the acquisition of the STR business, which entailed higher costs for compensation, facilities and related expenses, and also the amortization of intangibles created in acquisition. In addition, approximately $120,000 of the increase represents stock based compensation, which the Company did not incur in the prior year.  Other factors that led to the increase were acquisition costs of approximately $30,000, which are included in professional fees.

Net losses incurred in the periods presented have been primarily due to operating costs.  The Company incurred net losses of $891,717 and $141,392 for the years ended December 31, 2015 and 2014, respectively.  The increase in the year over year net loss was due primarily to the increase in operating expenses resulting mainly from the acquisition of STR and stock-based compensation, which the Company did not incur during 2014.

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

Liquidity and Capital Resources

As reflected in the audited financial statements, at December 31, 2015, we have a deficit in working capital, an accumulated deficit and for the year ended December 31, 2015, we have a net loss and comprehensive loss.

At December 31, 2015, the Company had current assets of approximately $783,000 including $45,000 in cash and $714,000 in accounts receivable and current liabilities of approximately $1.7 million, resulting in a working capital deficit of approximately $906,000.

Until October 15, 2015 we depended on advances from shareholders, to meet any shortfall in meeting our obligations. However, we will require working capital to meet our current shortfall in working capital and to market our product and achieve our operating plan in 2016.. In the event we are not successful in reaching our revenue targets, additional funds may be required for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. If the Company is unable to raise the funds partially through stock offerings, the Company will seek alternative financing through means such as borrowings from institutions or private individuals. There can be no assurance that the Company will be able to keep costs from being more than these estimated amounts or that the Company will be able to raise such funds.

Completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. Without adequate revenues, we may be unable to proceed with our plan of operations.

In the event we are not successful in reaching our revenue targets, additional funds may be required, and we would then not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we would incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our services to cover our operating expenses. Consequently, there is doubt about the Company’s ability to continue to operate as a going concern. As reflected in the financial statements we have an accumulated deficit from inception of $2,976,609 and have a net loss from operations of $877,469 and $121,777 for the years ended December 31, 2015 and 2014, respectively. This may raise doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and execution of its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. Our Board of Directors consists of eight (8) individuals who advise our chief executive officer and chief financial officer. Our chief executive officer makes decisions on all significant corporate matters such as the approval of terms of the compensation of our executive officers.

The Company has adopted a Code of Ethics and Business Conduct. The Company is in the process of introducing them. The Company has not adopted corporate governance measures such as an audit or other independent committees of our board of directors. If we expand our board membership in future periods to include additional independent directors, the Company may seek to establish an audit and other committees of our board of directors. It is possible that if our Board of Directors included independent directors and if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Recent Accounting Pronouncements

See Note 3 in the consolidated financial statements for a discussion of recent accounting guidance.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALPHAPOINT TECHNOLOGIES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

AlphaPoint Technology, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of AlphaPoint Technology, Inc. and subsidiaries (the Company) as of December 31, 2015, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AlphaPoint Technology, Inc. and subsidiaries as of December 31, 2015, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations and its current liabilities exceed its current assets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty,

Gregory, Sharer & Stuart, P.A.

/s/ Gregory, Sharer & Stuart, P.A.

St. Petersburg, Florida

April 13, 2016

Report of Independent Registered Public Accounting Firm – Green & Company CPA’s (pending)

Reissuance of prior auditor's report regarding their audit of the balance sheet of AlphaPoint Technology, Inc., as of December 31, 2014 and the related statement of operations, stockholders' deficiency, and cash flows for the year ended December 31, 2014, is pending.  We will amend this Form 10-K once this audit report is reissued.

AlphaPoint Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$45,317	$688
Accounts receivable, net of allowances of $4,520 and $0 at December 31, 2015 and 2014, respectively	714,456	11,160
Prepaid and other current assets	23,195	—
Total current assets	782,968	11,848

Intangible assets, net	3,244,198	10,000
Goodwill	169,160	—
Property and equipment, net	76,912	—
Investment in N’ Compass	—	4,837,545
Total assets	$4,273,238	$4,859,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable, current	$450,000	$—
Note payable to bank	103,513	—
Accounts payable	367,495	91,261
Accrued expenses	334,502	—
Deferred revenue and customer deposits	427,475	19,461
Related party payables	6,500	1,083,518
Total current liabilities	1,689,485	1,194,240

Note payable, net of current portion	450,000	—
Other non-current liabilities	8,072	—
Total liabilities	2,147,557	1,194,240

Commitments and contingencies (Notes 11 and 12)

Stockholders’ equity:
Common stock, 500,000,000 shares authorized, $0.01 par value, 135,576,524 issued and outstanding at December 31, 2015, and 186,282,453 shares issued and outstanding at December 31, 2014	1,355,766	1,862,825
Additional paid-in capital	3,849,948	3,887,220
Accumulated other comprehensive loss	(103,424)	—
Accumulated deficit	(2,976,609)	(2,084,892)
Total stockholders’ equity	2,125,681	3,665,153
Total liabilities and stockholders’ equity	$4,273,238	$4,859,393

The accompanying notes are an integral part of these consolidated financial statements.

AlphaPoint Technology, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2015	2014

Revenue	$669,915	$35,141

Cost of revenue	282,475	—
Gross profit	387,440	35,141

Operating expenses:
Sales and marketing	25,508	—
Compensation	480,878	51,800
Research and development	23,451	—
General and administrative	291,100	51,402
Stock based compensation	119,600	—
Professional fees	167,450	21,638
Bad debt expense	4,520	—
Foreign currency transaction gain	(11,600)	—
Depreciation and amortization	152,402	32,078

Total operating expenses	1,253,309	156,918

Operating loss	(865,869)	(121,777)

Other income (expense):
Interest expense	(25,848)	(19,615)

Net loss	$(891,717)	$(141,392)

Net loss per share — basic and diluted
Net loss per share	$(0.01)	$(0.00)
Weighted average number of common shares outstanding — basic and dilutive	108,309,020	62,763,300

Comprehensive loss
Net Loss	$(891,717)	$(141,392)
Foreign currency translation adjustments	(103,424)	—
Comprehensive loss	$(995,141)	$(141,392)

The accompanying notes are an integral part of these consolidated financial statements.

AlphaPoint Technology, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

				Accumulated
	Common Stock		Additional	Other		Total
		Par Value	Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	$0.01	Capital	Income (Loss)	Deficit	Equity

Balance as of December 31, 2013	57,550,000	$575,500	$247,000	$—	$(1,943,500)	$(1,121,000)

Sale of stock	900,000	9,000	81,000	—	—	90,000

Stock for acquisition	127,832,453	1,278,325	3,559,220	—	—	4,837,545

Net loss	—	—	—	—	(141,392)	(141,392)

Balance as of December 31, 2014	186,282,453	1,862,825	3,887,220	—	(2,084,892)	3,665,153

Unwinding of N’Compass	(127,832,453)	(1,278,325)	(3,559,220)	—	—	(4,837,545)

Stock issued to officer for services	2,000,000	20,000	80,000	—	—	100,000

Stock issued to consultant for services	200,000	2,000	17,600	—	—	19,600

Stock issued in exchange for shares in STR	58,163,265	581,633	2,326,530	—	—	2,908,163

Conversion of shareholder loans	16,763,259	167,633	1,097,818	—	—	1,265,451

Foreign currency exchange	—	—	—	(103,424)	—	(103,424)

Net loss	—	—	—	—	(891,717)	(891,717)

Balance as of December 31, 2015	135,576,624	$1,355,766	$3,849,948	$(103,424)	$(2,976,609)	$2,125,681

The accompanying notes are an integral part of these consolidated financial statements.

AlphaPoint Technology, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	Year Ended
	December 31,
	2015	2014

Cash Flows from Operating Activities:
Net loss	$(891,717)	$(141,392)
Adjustment to reconcile net loss to net cash used in operations:
Bad debt expense	4,520	—
Depreciation and amortization	152,402	32,078
Stock-based and non-cash compensation	119,600	—
Foreign currency exchange gain	(11,601)	—
Changes in assets and liabilities:
Accounts payable and accrued expenses	18,731	19,129
Accounts receivable	(338,189)	—
Prepaid expenses and other current assets	160,839	—
Deferred revenue and customer deposits	353,293	101
Net Cash Used in Operating Activities	$(432,122)	$(90,084)

Cash Flows from Investing Activities:
Cash received in the acquisition of STR	$363,632	$—
Purchases of property and equipment	(1,501)	—
Net Cash Provided by Investing Activities	362,131	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	—	90,000
Net proceeds from stockholder loans	96,410	(1,159)
Payments on long-term debt	(6,969)	—
Net Cash Provided by Financing Activities	$89,441	$88,841

Effect of fluctuations in foreign currency exchange rates	25,179	—

Net change in cash	$44,629	$(1,243)

Cash at beginning of year	688	1,931

Cash at end of year	$45,317	$688

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$9,100	$0
Cash paid for income taxes	$0	$0

NON CASH FINANCING TRANSACTIONS

During 2015, shareholder loans totaling $1,173,428 and $92,022 in related accrued interest were converted into 16,763,259 shares of common stock.

During 2015, the Company unwound the N’Compass acquisition, which resulted in a reversal of common stock and additional paid-in capital totaling $4,837,545.

The accompanying notes are an integral part of these consolidated financial statements

AlphaPoint Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.    Nature of Operations and Significant Accounting Policies

Description of Business

AlphaPoint Technology, Inc. (“AlphaPoint”) was incorporated in the State of Delaware on November 13, 2008. AlphaPoint’s legacy business has been helping companies manage their IT assets. However, following the recent acquisition (See Note 4) of Strategy to Revenue, Ltd. (“STR Ltd.”), a United Kingdom (“UK”) company based in London (“the STR acquisition”), AlphaPoint has transitioned its focus to STR’s revenue acceleration business. Subsequent to the STR acquisition on October 14th, 2015, AlphaPoint formed Strategy to Revenue Inc. (“STR Inc.”), in the U.S.A. as a Florida Corporation in order to better serve the North American  market. AlphaPoint and STR, Inc., are headquartered in Sarasota, Florida. The Company’s wholly-owned subsidiaries, STR, Inc. and STR, Ltd. make up the STR Group (STR).

STR provides cutting edge Software as a Service (“SaaS”) based platform and professional service solutions designed to help Business to Business (“B2B”) companies improve the effectiveness of their sales teams, channel partners, service organizations, and managers and to help them execute on their growth strategies. STR delivers this through a SaaS-based sales effectiveness platform designed to identify, assess, and develop the critical competencies for each sales role. STR also provides uniquely creative learning solutions and tools to enable first-line sales managers in their essential roles of leading, coaching, and driving maximum field performance. The platform provides the ability to assess sales representatives for mastery against these critical competencies, delivers learning solutions in a just-in-time/just-when-needed format, and allows each rep to develop a personal learning path to effectiveness.

Historically, approximately 60% of STR’s revenue have been generated from organizations headquartered in Europe and 40% from North America. STR, Inc. was established to service its U.S. based customers and to expand through client acquisition. All of our North American headquartered customers have very large sales teams that are as yet only partially served by STR.

On December 23, 2014, AlphaPoint closed a share exchange transaction for the acquisition of all the issued and outstanding shares of N’Compass Solutions, Inc. (“N’Compass”, “NSI”) a Minnesota corporation.  Since that time, issues arose and, as a result, the parties agreed to unwind the transaction. The consolidation of management, operations, assets, and liabilities did not happen from the time of the equity swap to the unwind time.  The Unwind Agreement became effective on April 14, 2015, which essentially unwound the Share Exchange Agreement dated December 19, 2014 and which was reported on a Form 8-K on December 23, 2014 and an Amended Form 8-K on February 9, 2015.

Consolidation and Presentation

These consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP). The preparation of the consolidated financial statements, requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

All subsidiaries are included in our consolidated financial statements, and all significant intercompany balances and transactions are eliminated during consolidation.

Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiaries for which the local currency is the functional currency are translated into U.S. dollars using the exchange rate in effect at each balance sheet date and income and expense accounts are translated using weighted average exchange rates for each period during the year. Translation gains and losses are reported as components of accumulated other comprehensive income, included within shareholders’ equity. Gains and losses from foreign currency transactions are included in the Company’s consolidated statements of comprehensive loss.

Fair Value Measurements

The Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 820, which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value.

At each balance sheet date, the Company performs an analysis of all instruments subject to fair value measurement.  The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. As of December 31, 2015 and 2014 the fair values of the Company’s financial instruments approximate their historical carrying amount.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less when purchased which are readily convertible to cash.

Accounts Receivable, Credit

Accounts receivable consist of amounts due for the delivery of service offerings to customers.  An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends.  Based on management’s review of accounts receivable, an allowance for doubtful accounts was established at December 31, 2015 in the amount of $4,520.  No such allowance was deemed necessary at December 31, 2014. Receivables are determined to be past due, based on payment terms of original invoices.  Charge-offs of accounts receivable are made once all collection efforts have been exhausted.  The Company does not typically charge interest on past due receivables.

Property and Equipment

Property and equipment are stated at cost, and depreciated under the straight-line method over the estimated useful lives of the related assets. Expenditures for repairs and maintenance are expensed as incurred.  Depreciable lives range from 3-7 years.

Software Development Costs

The Company capitalizes the costs of proprietary software developed for sale, lease or license to our customers during the period after technological feasibility has been determined and prior to our marketing and initial sales.  Costs incurred prior to determining technological feasibility, are charged to operations in the period incurred as research and development costs.  No such costs were capitalized during 2015 or 2014.

The estimated useful life of software development costs is evaluated for each specific project and is amortized over periods between three and five years.   Amortization expense is calculated on a straight-line basis, which should approximate a per-unit method over the total estimated units projected for sale.  Software development costs are reviewed for potential impairment at such time when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is evaluated when the sum of the expected, undiscounted future net cash flows is less than the carrying amount of the asset.  Based on our most recent analysis, we believe that no impairment existed at December 31, 2015 or 2014.

Website development costs have been capitalized under the same criteria as software development costs.  All software development and website development costs previously capitalized were fully amortized as of December 31, 2015.

Business Combinations

The Company follows the acquisition method to account for business combinations.  This method requires that when the Company (acquirer) takes control of another entity, the fair value of the underlying exchange transaction is used to establish a new accounting basis of the acquired entity.  Furthermore, because obtaining control leaves the Company responsible and accountable for all of the acquiree’s assets, liabilities and operations, the Company recognizes and measures the assets acquired and liabilities assumed at their full fair values as of the date control is obtained.

Identifiable Intangible Assets

Other intangible assets consist of trademarks, domain names, revenue acceleration platforms, advertising and supply contracts, and customer relationships acquired in a business combination.   The cost of these assets is amortized under the straight-line method over their respective useful lives.   Trademarks and domain names are amortized over a useful life of 10 years, while the remaining intangible assets are amortized over 5 years.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with business combinations accounted for using the purchase method of accounting. Goodwill is tested for impairment annually and under certain circumstances. Examples of such circumstances that the Company would consider include the following:

•	macroeconomic conditions such as deterioration in general economic conditions, limitations on accessing capital, or other developments in equity and credit markets;

•

industry and market considerations such as a deterioration in the environment in which the Company operates, an increased competitive environment, a decline in market-dependent multiples or metrics (considered in both absolute terms and relative to peers), a change in the market for the Company’s products or services, or a regulatory or political development;

•	cost factors such as increases in labor or other costs that have a negative effect on earnings and cash flows;

•	overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods;

•	other relevant entity-specific events such as changes in management, key personnel, strategy, or customers.

The Company performs such testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The Company currently has one reporting unit for purposes of goodwill impairment testing.

An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary. The Company completed its assessment of the qualitative factors as of December 31, 2015 and determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying value.

Impairment of Long-lived assets and intangible property

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

Share-based payments

Share-based payments to employees, including grants of employee stock options or shares of stock are recognized as compensation expense in the financial statements based on their fair values, in accordance with FASB ASC Topic 718. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).   Management is currently in the process of establishing an incentive stock option plan which is expected to be available to employees during 2016.

The Company may issue restricted stock to consultants for various services. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is to be measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.

During 2015, the Company issued 2,000,000 shares of common stock to an officer of the Company for services provided.  In addition, 200,000 shares were issued to a service provider for services rendered.   Compensation expense related to these stock grants totaled approximately $120,000.

Revenue recognition

Revenue is generally recognized when:

•	Evidence of an arrangement exists;

•	Delivery has occurred;

•	Fees are fixed or determinable; and

•	Collection is considered probable.

Most of the Company’s revenues are generated from software-as-a-service (“SaaS”) subscription offerings and related product support and maintenance; and consulting services billed on a time and materials basis. SaaS revenues stem mainly from annual subscriptions and are recorded evenly over the term of the subscription. Any customer payments received in advance are deferred until they are earned. Consulting and training revenues are recognized as work is performed.

For revenue stemming from project work, the Company recognizes revenue to the extent of costs incurred. All profit is recognized at the end of each project.

Advertising

The costs of advertising are expensed as incurred. Advertising expense was $0 for the years ended December 31, 2015 and 2014. Advertising expenses are included in operating expenses in the accompanying consolidated statements of comprehensive loss.

Research and Development

The Company expenses research and development costs when incurred.  Research and development costs include engineering, programmer costs and testing of product and outputs.  Indirect costs related to research and development are allocated based on percentage usage to the research and development.  The Company incurred $23,451 and $0 in research and development costs for the years ended December 31, 2015 and 2014, respectively

Income taxes

The Company accounts for income taxes under the liability method.  Deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.  A valuation allowance may be applied against the net deferred tax due to the uncertainty of its ultimate realization.

Deferred tax assets have been fully offset by a valuation allowance, because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has a history of net operating losses.

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

Risks and concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk include cash in banks in excess of federally insured amounts.  The Company manages this risk by maintaining all deposits in high quality financial institutions.

Four and two of our customers accounted for approximately 92% and 100% of all revenues for the years ended December 31, 2015 and 2014, respectively.  Accounts receivable from these same customers amounted to approximately 99% and 100% at December 31, 2015 and 2014, respectively.  A loss of one or more of these customers, would adversely affect the Company.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform with the current year presentation. These reclassifications have no impact on net income and no material impact on any other financial statement captions.

2.    Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has a history of losses resulting in an accumulated deficit.  In the past the Company was dependent on financing from its Officer Shareholder and related parties to meet its operating obligations. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate revenues from the STR Group operations and to achieve a level of profitability. The Company intends on financing its future development activities, marketing plan and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.

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

In February 2016, the FASB issued the new standard, Leases (ASC 812).  This standard requires lessess to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability.  Public business entities will be required to adopt this standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted upon issuance of this standard.  The new leasing standard requires modified retrospective transition, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption.  The Company is currently assessing the impact of the new standard in order to determine the impact on the consolidated financial statements.

In April 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  The updated guidance simplifies several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  The amendment to the standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for any interim or annual period.  The Company is currently assessing the impact of the new standard in order to determine the impact on its consolidated financial statements.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The amendment to the standard is effective for the Company beginning on June 1, 2018. While the Company is currently assessing the impact of the new standard, it does not expect this new guidance to have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes. Under the new accounting standard, deferred tax assets and liabilities are required to be classified as noncurrent, eliminating the prior requirement to separate deferred tax assets and liabilities into current and noncurrent. The new guidance is effective for the Company beginning on January 1, 2017, with early adoption permitted. The standard may be adopted prospectively or retrospectively to all periods presented. The Company is currently assessing the timing of adoption of the new guidance, but does not expect it will have a material impact on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15 “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, which requires debt issuance costs to be presented in the balance sheet as a deduction from the carrying value of the associated debt liability. The FASB further clarified that for line-of-credit arrangements an entity can continue to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The new guidance should be applied on a retrospective basis. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014.  The Company adopted pushdown accounting in connection with its acquisition of STR, as described in Notes 1 and 4.  As a result, the assets acquired and liabilities assumed are recorded at their fair values on the separate financial statements of STR at the acquisition date and were subsequently revalued at December 31, 2015, with the difference in fair values recorded in accumulated other comprehensive income.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Additionally, the guidance requires disaggregated disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized. The amendments are required to be adopted by the Company on January 1, 2017. The FASB has implemented a one year delay in the effective date of Topic 606. Transition to the new guidance may be done using either a full or modified retrospective method. The Company is currently evaluating the full effect that the adoption of this standard will have on the Company’s consolidated financial statements.

4.    Acquisition of Strategy to Revenue, Ltd.

Effective October 14, 2015, AlphaPoint entered into a share exchange agreement to acquire all outstanding equity of STR, Ltd., a United Kingdom company, for a total purchase price of approximately $3.8 million.   The purchase price consisted of 58,163,265 shares of common stock in AlphaPoint and notes payable to the former STR Ltd. shareholders totaling $900,000.  The fair value of the issued shares at the acquisition date was approximately $0.05 per share, which was the closing price of the stock on October 14, 2015 and yielded an approximate value of $2.9 million.   The acquisition was accounted for as a business combination in accordance with FASB ASC 805, and related operating results are included in the accompanying consolidated statements of comprehensive loss for periods subsequent to the acquisition date.

Total transaction related costs were approximately $30,000 during the period and are included in professional fees in the accompanying consolidated statements of comprehensive loss.

The following table summarizes the allocation of consideration exchanged to the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

Consideration:
Equity Instruments	$2,908,163
Notes Payable	900,000

Fair Value of Consideration Exchanged	$3,808,163

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$363,632
Accounts Receivable	395,981
Prepaid and Other Current Assets	184,855
Identifiable Intangible Assets	3,503,600
Property, Plant, and Equipment	84,350
Accounts Payable	(275,976)
Accrued Expenses and Other Current Liabilities	(439,777)
Deferred Revenue	(69,343)
Notes Payable to bank	(114,558)

Total Identifiable Net Assets	3,632,764

Goodwill	$175,399

Identifiable intangible assets consist of:  trademarks, domain names, revenue acceleration platforms, advertising and supply agreements, and customer relationships, with estimated useful lives ranging from 5 to 10 years.  Goodwill represents the excess of the fair value of consideration exchanged over the fair value of the identifiable net assets acquired.  The fair value of deferred revenue was estimated based on the estimated costs of the related performance obligation taking into consideration a normal profit margin that would be expected by a market participant.

Alphapoint acquired STR in a strategic effort to expand its market by entering into the revenue acceleration business.

Unaudited pro forma results of operations for the years ended December 31, 2015 and 2014 and unaudited condensed pro forma balance sheet as of December 31, 2015, as if the Company had acquired majority ownership of the operation on January 1 of each year follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or may result in the future.

	(Proforma) Year ended December 31,
	2015	2014

Total revenues	$4,108,715	$3,790,673
Operating loss	(1,167,937)	(482,275)
Net loss	(1,230,662)	(535,402)
Comprehensive loss	$(1,346,355)	$(560,310)
Weighted average number of shares outstanding during the period	154,042,875	120,926,265
Loss per share (basic and diluted)	$(0.01)	$(0.00)

December 31, 2015

ASSETS

Current assets	$782,965
Intangible assets, net	2,105,222
Goodwill	169,160
Property and equipment, net	76,911
Total assets	$3,134,258

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities	$1,689,484
Long-term liabilities	458,072
Total liabilities	2,147,556

Stockholders’ equity	986,702
Total liabilities and stockholders’ equity	$3,134,258

5.    Property and Equipment, Net

Property and equipment, net consists of the following as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014

Office equipment	$29,108	$—
Furniture and fixtures	53,077	—
	82,185	—
Accumulated depreciation	(5,273)	—
	$76,912	$—

All property and equipment was acquired in the acquisition of STR.  Depreciation for the period from acquisition to December 31, 2015 was $5,273.

6.    Intangible Assets, Net

Intangible assets consist of the following:

	December 31, 2015	December 31, 2014

Software and website development costs	$240,164	$240,164
Revenue acceleration platforms	1,254,631	—
Trademarks	193,020	—
Internet domain name	96,510	—
Advertising and supply service contracts	48,255	—
Customer lists and relationships	1,788,910	—
	3,621,490	240,164
Accumulated amortization	(377,292)	(230,164)
	$3,244,198	$10,000

Identifiable intangible assets acquired in connection with the STR acquisition consist of:  trademarks, domain names, revenue acceleration platforms, advertising and supply agreements, and customer relationships.  The remaining intangible assets became fully amortized during 2015.  Trademarks and domain names are amortized over a useful life of 10 years, while the remaining intangible assets are amortized over 5 years.   Amortization for the years ended December 31, 2015 and 2014 was $147,128 and $32,078, respectively.  Future amortization of these assets is approximately (reflecting current currency exchange rates):

Year	Amount

2016	$647,312
2017	647,312
2018	647,312
2019	647,312
2020	515,170
Thereafter	$139,780

7.    Income Taxes

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

	For the Year Ended December 31,
	2015	2014

Tax expense (benefit) at the statutory rate	$(303,184)	$(48,073)
State income taxes, net of federal income tax benefit	(32,102)	(5,091)
Tax on foreign operations different from U.S. rate	40,497	—
Deferred tax asset revaluation	243,119	—
Change in valuation allowance	51,670	53,164
Total	$—	$—

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

As of December 31, 2015 and December 31, 2014, the Company has net operating losses from operations. The carry forwards expire through the year 2034. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A full valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of December 31, 2015 and December 31, 2014 is as follows:

	December 31, 2015	December 31, 2014

Deferred tax assets	$836,134	$784,464
Valuation allowance	(836,134)	(784,464)
Net deferred tax asset	$—	$—

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years. As of December 31, 2015 the Company has net operating loss carry forwards, of approximately $1.3 million.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2012 through 2014.  The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the years ended December 31, 2015 and 2014.  In addition, the Company will be filing a consolidated tax return for the year 2015, which will include AlphaPoint and STR Inc., and will be deciding how the underlying entities will share any consolidated tax liability. Management has not identified any uncertain tax positions.

8.    Related Party Transactions

Loans from Shareholder

In support of the Company’s efforts and cash requirements, it has historically relied upon advances from related parties.  At December 31, 2014, loans payable to shareholders and affiliates totaled $1,083,515.   In December, 2015, a total of $1,173,428, which reflected additional borrowings during the year, was converted into 16,763,259 shares of common stock at a conversion price of $0.07 per shares. Interest accrued on these loans as of the conversion date was $92,022, which has been forgiven and is included in Additional Paid-in Capital in the accompanying consolidated balance sheet.

9.    Notes Payable to Bank

STR Ltd. has a bank loan due for repayment in monthly installments. The final installment is due in 2019 and repayments of principal and interest in the amount of $3,016 are made monthly. Interest is charged at 5.5% and the loan is secured by the assets of STR Ltd. A further personal guarantee of GBP 250,000 has been given by the directors of STR, Ltd.

The loan is subject to certain financial covenants tested on an annual basis.  At December 31, 2015, the Company was not in compliance with all of the covenants.  Although the bank has not demanded repayment of the outstanding balance or declared an event of default, the Company has classified the entire outstanding balance of the loan of $103,513 as a current liability in the accompanying consolidated balance sheet at December 31, 2015.

10.    Equity

The total number of shares of capital stock which the Company shall have authority to issue is five hundred million (500,000,000) common shares with a par value of $0.01, of which 135,576,524 have been issued.  The Company intends to issue additional shares in an effort to raise capital to fund its operations.  Common shareholders have one vote for each share held.

No holder of shares of stock of any class is entitled, as a matter of right, to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

On December 21, 2015 the Board passed a resolution to issue 16,763,259 shares for the conversion of loans due to related parties.  Refer to Note 8 for further details.

On October 7, 2015 the Board passed a resolution to issue 58,163,265 shares in connection with the acquisition of STR. See discussion in Note 4 regarding this transaction.

On October 5, 2015 the Board passed a resolution to issue 2,000,000 shares to the Company’s CFO for services rendered.  Compensation expense associated with this issuance was $100,000 and is reflected as stock-based compensation in the accompanying consolidated statements of comprehensive loss.

On August 25, 2015 the Board passed a resolution to issue 200,000 shares for legal services rendered.  Compensation expense associated with this issuance was $19,600 and is reflected as stock-based compensation in the accompanying consolidated statements of comprehensive loss.

On December 2, 2014 the Board passed resolutions to increase the authorized capital of the Company from 100,000,000 to 500,000,000 shares.  Accordingly, the total authorized capital of the Company is now comprised of 500,000,000 shares of common stock, par value $0.01 per share.

On December 17, 2014 the Board passed resolutions to issue 127,832,453 shares at $0.038 a share for the purchase of all the issued and outstanding stock of N’Compass Solutions Inc. (“N’compass”).  The N’compass stock was valued at $4,837,545.  This issuance is part of the N’Compass transaction described in Note 1, the unwinding of which was completed in April 2015 between the Company and N’compass.  Upon completion of the unwind, the 127,832,453 shares were returned to the Company.

There are no preferred shares authorized or outstanding.  No warrants or options to purchase stock have been issued or outstanding.

11.    Commitments

The Company entered into a month to month rental agreement for its office facilities in Sarasota Florida, expiring on February 28, 2013.  Accordingly, the Company is currently making rent payments on a month-to-month basis. The rental agreement calls for monthly payments of rent of $2,651 plus the costs of utilities and maintenance to the facilities. Rent expense for the years ended December 31, 2015 and 2014 for the facility is Sarasota Florida was $25,087 and $22,584, respectively.

In addition, the Company leases office space in the UK, where the business operations of STR are conducted.  The lease term began in September 2014 and has a 5-year term; however, the Company has the option to terminate the lease on the third anniversary of the commencement date with notice.  Certain concessions were granted at inception.  Annual rent through 2018 is approximately GBP 47,840 and approximately GBP 34,336 in 2019, subject to certain adjustments at each rent review period, as defined.  Rent expense for the period from acquisition by Alphapoint to December 31, 2015 was approximately $19,000 and is included in operating expenses in the accompanying consolidated statements of comprehensive loss.

The Company has employment agreements with its executive officers and employees, the terms of which expire in October 2017. Such agreements, provide for minimum salary levels, as well as for incentive bonuses that are payable is specified management goals are attained. The aggregate annual commitment for future salaries at December 31, 2015, excluding bonuses, was approximately $1.6 million.

12.    Contingencies

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.  In addition, officers and certain members of upper management have executed employment agreements with the Company, which include, among other things, bonuses contingent on the achievement of certain performance targets and provisions for severance payments in the event of termination without cause.

Litigation

From time to time the Company may become a party to litigation matters involving claims against the Company.  Current regulations and reporting requirements require the Company to disclose any legal proceedings that are ongoing and could have a material impact on the financial statements.

On February 25, 2015, the Company accepted service of a Complaint filed by Ladenburg Thalmann & Co. (“Ladenburg”) in the 11th Judicial Circuit Court, Miami-Dade County, Florida (Case No. 15004012 CA 01).  The Complaint alleges counts of Breach of Contract, Quantum Meruit, and Unjust Enrichment, for failure to pay a transaction fee of $100,000 to Ladenburg for the N’compass Solutions, Inc. closing on December 23, 2014.  The Company filed an Answer and Affirmative Defenses on March 16, 2015 and Amended Answer and Counterclaim on March 19, 2015 presenting the following affirmative defenses and counterclaims: Estoppel, Failure of Consideration, Waiver, Unclean Hands, and Fraud in the Inducement, and Breach of Contract, Negligent and Fraudulent Misrepresentation and violation of Florida’s Unfair or Deceptive Acts or Practices Act. There are no proceedings in which any of our directors, sole officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.  The parties are in the process of scheduling a mediation.  Due to the uncertainty surrounding the outcome of this matter, no amounts have been provided for in the accompanying consolidated financial statements.

13.    Employee Benefit Plan

STR maintains a defined contribution pension fund for certain eligible employees, which provides for matching and discretionary contributions by the Company. Employees are also allowed to defer and contribute a portion of their compensation to their respective plan. Total plan expense from October 14, 2015 to December 31, 2015, which was included in operating expenses in the accompanying consolidated statements of comprehensive loss, was $23,926.

14.    Subsequent events

Management has evaluated subsequent events that occurred through the date of this report that would have a material impact on our financial statements.

Please see Litigation section referenced above. As of March 31, 2015 the litigation regarding the Landenberg for the N’compass Solutions, Inc. closing, previously mentioned, is ongoing and the outcome remains unknown.

On December 17, 2015, the Company filed an Amended Current Report on Form 8-K (“Amended 8-K”) to provide the required financial statements of the business acquired (Strategy to Revenue, Ltd., a United Kingdom company (“STR”)) and to present certain unaudited pro forma financial information in connection with the acquisition that occurred on October 14, 2015.  These financial statements were accompanied by Independent Audit Reports from Mazars LLP, a United Kingdom audit firm retained by STR, Ltd., to perform the year end December 31, 2014 and 2013 audits respectively.  On January 22, 2016, Mazars LLP informed the Company that they did not give their consent to have their audit report included in the Company’s Amended 8-K. Accordingly, the Financial Statements reported in the December 17, 2015 Amended 8-K should no longer be relied upon. The Company has discussed this matter internally and will comment further in an Amended 8K, which may include re-audited STR, Ltd.’s December 31, 2014 and 2013 financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Registrant’s Certifying Accountant

On January 15, 2016 the Company elected to not re-appoint Green & Co. (“Green”) as its independent accountant. Green’s report on the financial statements for the years ended December 31, 2014, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory note stating that there was doubt about the Company’s ability to continue as a going concern.

On January 19, 2016 the Company engaged Gregory, Sharer & Stuart, P.A. of St. Petersburg, Florida, as its new registered independent public accountant. During the years ended December 31, 2014, and 2013, and prior to January 19, 2016 (the date of the new engagement), we did not consult with Gregory, Sharer & Stuart, P.A regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by Gregory, Sharer & Stuart, P.A., in either case where  written or oral advice provided by Gregory, Sharer & Stuart, P.A. would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  The framework used by management in making that assessment was the criteria set forth in the document entitled ” Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2015, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended, due to a material weakness surrounding the Company’s identification and application of the appropriate accounting treatment of certain revenue transactions.

Management has undertaken steps to design and implement more effective internal controls, including implementation of a review process of certain revenue transactions and has engaged qualified consultants to assist with the proper accounting treatment for such transactions when necessary.

Company management has also concluded, that as of December 31, 2015, the Company’s internal control over financial reporting was not effective for the purpose for which it was intended, due to a material weakness related to the lack of an audit committee.

Management intends to adopt a more rigorous corporate governance, including the formation of an audit committee during 2016.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages as of March 27, 2015 is as follows:

NAME AND ADDRESS	AGE	POSITION(S)

Gary Macleod 6114 Glen Abbey Lane Bradenton, FL 34202	52	Co-Founder/Chief Executive Officer and member of the Board of Directors and Director of STR Inc.

Paul Lee Avery 88 Mohican Road Blairstown, NJ 07805	74	Co-Founder/Consultant and member of the Board of Directors

John Peter Satta 176 Stillwater Road Hardwick, NJ 07825	57	Co-Founder/Consultant and member of the Board of Directors

Kimberly March-Crew 991 Smithbridge Road Glen Mills, PA 19342	51	Member of the Board of Directors

Geoff Bicknell 6731 Business Blvd., Suite 200 Sarasota, Florida 34240	73	Chief Financial Officer and member of the Board of Directors and Chief Financial Officer and Director of STR Inc.

Peter Breen 35 Amherst Drive Basking Ridge, NJ 07920	50	Member of the Board of Directors

Rodney Jones 23 Knottocks Drive, Beaconsfield Buckinghamshire . HP9 2AH. UK	70	Member of the Board of Directors and Chairman of STR Ltd.

Dominic Jones 713 Treasure Boat Way Sarasota Florida 34242	43	Member of the Board of Directors and Chief Executive Officer and Director of STR Inc.

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Gary Macleod, Chief Executive Officer and Member of the Board of Directors and Director of STR Inc.

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

Gary Macleod has been involved with the software industry for over twenty five years. Mr. Macleod brings diversified leadership expertise to information technology and the software sector. He has career successes steering start-up and organizational growth initiatives for dynamic enterprises and technologically sophisticated solutions, products, and services. Mr. Macleod has broad-based expertise spanning information technology, revenue expansion, capital funds generation, market share growth, team building, operations, administration, general management, and finance.

Geoff Bicknell, Chief Financial Officer and Member of the Board of Directors and Chief Financial Officer and Director of STR Inc.

Mr. Bicknell is a senior advisor to the Isle of Man based Douglas Bay Capital Plc where he was formerly Chief Financial Officer from February 2009 until September 2011. He is also a non-executive Director of APC United Kingdom, a technology development company and also a non-executive Director of Eddie Stobart Enterprises Ltd.. From September 2011 to December 2011 he was also Chief Financial Officer of Savtira Corp, a Delaware corporation based in Tampa, Florida, which was in the business of digital distribution with a Software-as-a-Service (SaaS) eCommerce platform. Prior to joining DouglasBay, Mr. Bicknell was interim Finance Director of Ricardo Plc, an engineering consulting firm, and Anite Plc, a supplier of software for mobile device and network testing. He was also non-executive director of Brady Plc, Trafficmaster Plc and Acta Spa. He brings 40 years of broad based financial, commercial and operational management expertise from international remits throughout Europe and North America. Mr. Bicknell has held executive directorships in companies including Rockwell International, TI Group Plc, Lucas Industries, Maxima Holdings Plc and Northgate Information Solutions Plc. He is a Chartered Accountant in the United Kingdom and Canada.

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

Kimberly March-Crew, Member of the Board of Directors

Kimberly March-Crew is the President and CEO of Lighthouse Venture Management which she has grown from a one-woman firm, running one business with two clients and a few hundred thousand in billings, to the present multi-company group that enjoys combined annual revenues in excess of 15 million dollars. Lighthouse Venture Management is a conglomerate comprised of a venture capital investment firm (Lighthouse Venture), an information technology support firm (Absolute Computer Support), a professional employee staffing firm (CSS Staffing), and a mobile computing firm (Computer Systems & Solutions).  Since she formed Lighthouse Venture Management in 1990, it has grown.

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

Rodney Jones, Member of the Board of Directors and Chairman of STR Ltd.

Mr. Rod Jones, age 70, Chairman of STR has over 40 years’ experience. Rod Jones is recognized as an Industry leader and authority on transforming sales organizations, into market leaders. Mr. Jones has worked with organizations such as Cisco, Microsoft, HP, BT, Deutsche Telekom, Telstra and Thompson Reuters.  Prior to founding STR in 2008, Rod headed up On Target’s EMEA division, which was acquired by Siebel in 1999. Rod then led Siebel’s operations for EMEA, Japan, and APAC before leaving in 2003, to set up the International operations for Executive Conversation, Inc.

Dominic Jones, Member of the Board of Directors and Chief Executive Officer and Director of STR Inc.

Mr. Dominic Jones is a senior executive with a proven track record of using technology to solve complex business and operational challenges that deliver material value for customers and generate value based revenues in multiple sectors across the globe.

OTHER DIRECTORSHIPS

Mr. Macleod served as a Board Member (Director) of Non-Invasive Monitoring Systems, Inc., a publicly traded Company, from November 2005 to January 2008. Mr. Macleod resigned from the Board in January 2008. No other AlphaPoint Technology, Inc. Board members have had any Board affiliations or have served as a director of a U.S. publicly traded company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.  Such persons are also required to furnish the Company with copies of all forms so filed.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of the date of this report all of our executive officers and directors have complied with all Section 16(a) filing requirements.  We have one greater than 10 percent beneficial owner who has not filed reports required to be filed under Section 16(a).

CODE OF ETHICS

We adopted a code of ethics on March 10, 2011 that applies to our officers, directors, and employees.  Our standards are in writing and are to be posted on our website at a future time.  The following is a summation of the key points of the Code of Ethics we adopted:

•	Honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

Full, fair, accurate, timely, and understandable disclosure reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by our Company;

•	Full compliance with applicable government laws, rules and regulations;

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the Code; and

•	Accountability for adherence to the Code

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

Our Board of Directors is comprised of Mr. Gary Macleod and Geoff Bicknell who are involved in the day to day operations, Mr. Paul Avery, Mr. John Satta who were integral to our formation, Ms. Kimberly March-Crew and Peter Breen who are Independent Directors and Rodney Jones and Dominic Jones who have joined the Board as a result of the STR acquisition.. As with most small, early stage companies until such time our Company further develops our business, achieves a stronger revenue base and has sufficient working capital, the Company does not have any immediate prospects to attract additional independent directors. When the Company is able to expand our Board of Directors to include more independent directors, the Company intends to establish an Audit and Compensation Committees of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and the Company is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

We have two independent directors (Ms. Kimberly March-Crew and Mr. Peter Breen) and the company has not voluntarily implemented various corporate governance measures, in the absence of which, stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer and financial officer for all services rendered in all capacities to us for the past two years.

Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position		($)	($)	($)	($)	($)	($)	($)	($)

Gary Macleod, CEO, Director	2015 2014	$ 46,875 —	— —	— —	— —	— —	— —	— —	$ 46,875 —

Geoff Bicknell, CFO, Director	2015 2014	$ 41,665 —	— —	$ 100,000 —	— —	— —	— —	— —	$ 141,665 —

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2015.

Outstanding Equity Awards at Fiscal Year-End

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Option (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Gary Macleod	—	—	—	—	—	—	—	—	—

Geoff Bicknell	—	—	—	—	—	—	—	—	—

There were no grants of stock options since inception to the date of this Annual Report.

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

LONG-TERM INCENTIVE PLANS AND AWARDS

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to our directors or officers or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by our directors and sole officer or employees or consultants since we were founded.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, CHANGE-IN-CONTROL ARRANGEMENTS

On October 15, 2015 the company has entered into employment agreements with the following executives:

•	Gary Macleod
•	Geoffrey Bicknell
•	Matthew Downes
•	Dominic Jones
•	James Ninivaggi
•	Mark Svainson
•	Martin Dean
•	Robert Fox
•	Gerald Letendre

INDEBTEDNESS OF DIRECTORS, OFFICERS AND OTHER MANAGEMENT

Neither our officers or directors nor any associate or affiliate of our company during the last two fiscal years is or has been indebted to our Company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

DIRECTOR COMPENSATION

Directors who are also employees receive no compensation for serving on the Board. The Company’s non-employee directors may receive options to purchase shares of common stock at the market price on the date they are granted, and are entitled to reimbursement of expenses incurred consequential to their service.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our Officers and Directors and Consultants, individually and as a group, and the present owners of 5% or more of our total outstanding shares as of December 31, 2014. The stockholders listed below has direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class [3]	Name and Address of Beneficial Owner [1]	Number	Percent of Class [2]

Directors and Officers:
Common Stock	Gary Macleod, CEO, Director 6114 Glenn Abbey Lane, Bradenton, FL 34202	17,177,528	12.7%
Common Stock	Paul Avery, Director 88 Mohican Road, Blairstown, NJ 07805	8,813,750	6.5%
Common Stock	John Satta, Director 176 Stillwater Road, Hardwick, NJ 07825	1,500,000	1.1%
Common Stock	Kimberly March-Crew, Director 991 Smithbridge Road, Glen Mills, PA 19342	250,000	0.2%
Common Stock	Peter Breen , Director 35 Amherst Drive, Basking Ridge, NJ 07920	1,000,000	0.7%
Common Stock	Geoff Bicknell North Owl Drive, Sarasota, FL	3,150,000	2.3%
Common Stock	Rodney Jones 23 Knottocks Drive, Beaconfield, Buckinghamshire, UK	10,614,796	7.82%
Common Stock	Dominic Jones 713 Treasure Boat Way, Sarasota, FL 34242	5,816,327	4.2%
DIRECTORS AND OFFICERS AS A GROUP		48,322,401	35.6%

Greater than 5% Shareholders:
Common Stock	Marion LaSala 688 Pines Lake Drive, Wayne, NJ 07470	10,557,160	7.78%
	Matthew Downes 30 Cowper Road, Hertsfordshire UK AL55NG	10,614,796	7.82%
	Martin Dean 3 Raynor Drive, Berkshire, UK RG29FB	10,614,796	7.82%
	Peter Weston The Old Post Office 1 Square, Ducklington, UK OX87UB	7,473,980	5.51%

__________

[1] The person(s) named above may be deemed to be a “parent” and “promoter” of our Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Mr. Macleod is the only “promoter” of our Company.

[2] Based on 135,576,524 shares issued and outstanding as of the date of this Annual Report.

[3] There is only one class of stock (common) and Rodney Jones, Matthew Downes, Martin Dean and Dominic Jones shares (37,660,715) are subject to a lock-up agreement dated October 14, 2015 of 540 Days from the signing of the Share Exchange Agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Loans from Shareholders and other affiliates

We received advances from shareholders in the amount of $96,410 and $71,400 for the years ended December 31, 2015 and 2014, respectively, to fund our operating needs.  The accumulation of these advances were in the amount of $ 1,173,428 and $1,083,518 as of December 31, 2015 and 2014, respectively (see Table below).

The amounts were comprised of $12,860 and $4,500 for the years 2015 and 2014, respectively, from Gary Macleod, the majority shareholder; $83,550 and $28,400 for the years 2015 and 2014, respectively, from Marion LaSala, a beneficial shareholder. These obligations have not been formalized by promissory notes or other writing.  Terms have not been defined; however, the Company recognizes the nature of the financing and is accruing interest at the lowest legal interest rate, the Applicable Federal Rate.  There are no other relationships or related party transactions.  Repayments were made to Gary Macleod during the year ended December 31, 2014 in the amount of $67,559.  Repayments made to Marion LaSala during the year ended December 31, 2014 were in the amount of $5,000.  In December, advances totaling $1,173,478 were converted into shares of common stock as discussed in Note 8 to the audited financial statements.

	December 31, 2015	December 31, 2014
Balance due to:
Gary Macleod	$6,500	$146,067
Marion LaSala	—	655,451
AJL, a company owned by the husband of Ms. LaSala	—	282,000
	$6,500	$1,083,518

DIRECTOR INDEPENDENCE

We currently have two independent directors (Ms. Kimberly March-Crew and Mr. Peter Breen) and we do anticipate appointing additional directors in the foreseeable future.  If we engage further directors and officers, however, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We have been billed $75,000 in fees by our current principal accounting firm, Gregory, Sharer & Stuart, P.A. for the audit of the Company’s 10-K for the year ended December 31, 2015. We were billed $4,750 by our predecessor independent accounting firm for review of 10-Q filings in 2015 and $17,000 in fees for audit and review services in connection with the Company’s 10-K and 10-Q filings in 2014.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2015 and 2014 paid to our principal accounting firm.

Tax Fees

For the Company’s years ended December 31, 2015 and 2014, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the years ended December 31, 2015 and 2014.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)   Exhibits:

21.1	Subsidiaries of the Registrant

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial and Accounting Officer

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data Files of Financial Statements and Notes.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHAPOINT TECHNOLOGY, INC.

By	/s/ Gary Macleod	Date: April 14, 2016
Gary Macleod
Principle Executive Officer

By	/s/ Geoff Bicknell	Date: April 14, 2016
Geoff Bicknell
Principle Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Gary Macleod	Date: April 14, 2016
Gary Macleod
Director

By	/s/ Paul Avery	Date: April 14, 2016
Paul Avery
Director

By	/s/ John Satta	Date: April 14, 2016
John Satta
Director

By	/s/ Kimberly Crew	Date: April 14, 2016
Kimberly March-Crew
Director

By	/s/ Peter Breen	Date: April 14, 2016
Peter Breen
Director

By	/s/ Geoff Bicknell	Date: April 14, 2016
Geoff Bicknell
Director

By	/s/ Rodney Jones	Date: April 14, 2016
Rodney Jones
Director

By	/s/ Dominic Jones	Date: April 14, 2016
Dominic Jones
Director