Form 10-Q
period 2016-03-31
AlphaPoint Technology, Inc.
filed 2016-05-13
CIK 1473654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 3, 2016, the Company had 135,576,524 shares of Common Stock outstanding.

ALPHAPOINT TECHNOLOGY, INC. and Subsidiaries

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AlphaPoint Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2016 (Unaudited)	December 31, 2015 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$31,678	$45,317
Accounts receivable, net of allowances of $4,520 at March 31, 2016 and December 31, 2015	482,009	714,456
Prepaid and other current assets	64,524	23,195
Total current assets	578,211	782,968

Intangible assets, net	2,980,789	3,244,198
Goodwill	164,195	169,160
Property and equipment, net	70,605	76,912
Total assets	$3,793,800	$4,273,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable, current	$450,000	$450,000
Note payable to bank	93,153	103,513
Bank overdraft	176,859	—
Accounts payable	310,427	367,495
Accrued expenses	444,157	334,502
Deferred revenue and customer deposits	410,545	427,475
Related party payables	152,252	6,500
Total current liabilities	2,037,393	1,689,485

Note payable, net of current portion	450,000	450,000
Other non-current liabilities	30,081	8,072
Total liabilities	2,517,474	2,147,557

Commitments and contingencies (Notes 10 and 11)

Stockholders’ equity:
Common stock, 500,000,000 shares authorized, $0.01 par value, 135,576,524 issued and outstanding at March 31, 2016 and December 31, 2015	1,355,766	1,355,766
Additional paid-in capital	3,849,948	3,849,948
Accumulated other comprehensive loss	(244,799)	(103,424)
Accumulated deficit	(3,684,589)	(2,976,609)
Total stockholders’ equity	1,276,326	2,125,681
Total liabilities and stockholders’ equity	$3,793,800	$4,273,238

The accompanying notes are an integral part of these consolidated financial statements.

AlphaPoint Technology, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

Revenue	$809,258	$8,444
Cost of Revenue	244,111	—
Gross Profit	565,147	8,444

Operating expenses:
Compensation	770,132	10,500
Research and Development	1,237	—
Professional Fees	186,239	8,815
General and Administrative	268,193	14,959
Foreign Currency Transaction Gain	(120,152)	—
Depreciation and Amortization	165,940	5,000
Total Operating Expenses	1,271,589	39,274

Loss from operations	(706,442)	(30,830)

Interest expense	(1,538)	(4,004)
Net loss	$(707,980)	$(34,834)

Earnings (loss) per share,
Basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding primary and dilutive	135,576,524	186,282,453

Comprehensive loss
Net Loss	$(707,980)	$(34,834)
Foreign currency translation adjustments	(141,375)	—
Comprehensive loss	$(849,355)	$(34,834)

The accompanying notes are an integral part of these consolidated financial statements.

AlphaPoint Technology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

Cash Flows from Operating Activities:
Net (loss)	$(707,980)	$(34,834)
Adjustments to reconcile Net Loss to net cash used by operating activities:
Depreciation and amortization	165,940	5,000
Foreign currency exchange gain	(120,152)	—
Changes in assets and liabilities:
Bank overdraft	176,859	—
Accounts receivable	232,447	(152)
Accounts payable and accrued expenses	52,587	(409)
Deferred revenue	(16,930)	2,869
Prepaids and other current assets	(41,329)	—
Other non-current liabilities	22,009	—
Net Cash (Used) by Operating Activities	(236,549)	(27,526)

Cash Flows from Financing Activities:
Advances from related parties	145,752	27,110
Repayments of notes payable	(10,360)	—
Net Cash Provided by Financing Activities	135,392	27,110

Effect of fluctuations in foreign currency exchange rates	87,518	—

Net Change in Cash	(13,639)	(416)

Cash at beginning of period	45,317	688

Cash at end of period	$31,678	$272

Supplemental disclosures of cash flow information:

Cash paid for interest	$1,538	$—
Cash paid for taxes	—	—

The accompanying notes are an integral part of these consolidated financial statements

AlphaPoint Technology, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2016

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

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of (a) the consolidated financial position at March 31, 2016 and December 31, 2015 and (b) the consolidated statements of comprehensive loss, and cash flows for the three months ended March 31, 2016 and 2015 have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted. The accompanying statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the year ended December 31, 2015.

Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiary for which the local currency is the functional currency are translated into U.S. dollars using the exchange rate in effect at each balance sheet date and income and expense accounts are translated using weighted average exchange rates for each period during the year. Translation gains and losses are reported as components of accumulated other comprehensive income, included within shareholders’ equity. Gains and losses from foreign currency transactions are included in the Company’s consolidated statements of comprehensive loss.

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

At each balance sheet date, the Company performs an analysis of all instruments subject to fair value measurement.  The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. As of March 31, 2016 and December 31, 2015 the fair values of the Company’s financial instruments approximate their historical carrying amount.

Accounts Receivable

Accounts receivable consist of amounts due for the delivery of service offerings to customers.  An allowance for doubtful accounts is established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends.  Based on management’s review of accounts receivable, an allowance for doubtful accounts in the amount of $4,520, was considered necessary at March 31, 2016 and December 31, 2015.  Receivables are determined to be past due, based on payment terms of original invoices.  Charge-offs of accounts receivable are made once all collection efforts have been exhausted.  The Company does not typically charge interest on past due receivables.

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

Research and Development

The Company expenses research and development costs when incurred.  Research and development costs include engineering, programmer costs and testing of product and outputs.  Indirect costs related to research and development are allocated based on percentage usage to the research and development.  The Company incurred $1,237 and $0 in research and development costs for the three months ended March 31, 2016 and 2015, respectively.

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

Substantially all of the Company’s revenues are generated from arrangements with a very limited number of customers.  A loss of one or more of these customers, would adversely affect the Company.

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

In February 2016, the FASB issued the new standard, Leases (ASC 812).  This standard requires the leasee to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability.  Public business entities will be required to adopt this standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted upon issuance of this standard.  The new leasing standard requires modified retrospective transition, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption.  The Company is currently assessing the impact of the new standard in order to determine the impact on the consolidated financial statements.

In April 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  The updated guidance simplifies several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  The amendment to the standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for any interim or annual period.  The Company is currently assessing the impact of the new standard in order to determine the impact on its consolidated financial statements.

In January 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The amendment to the standard is effective for the Company beginning on June 1, 2018. While the Company is currently assessing the impact of the new standard, it does not expect this new guidance to have a material impact on its consolidated financial statements.

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

Litigation

From time to time the Company may become a party to litigation matters involving claims against the Company.  Current regulations and reporting requirements require the Company to disclose any legal proceedings that are ongoing and could have a material impact on the consolidated financial statements for the period ended September 30, 2015.

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

As of March 31, 2016 the litigation regarding Ladenberg Thalmann for the N’compass Solutions, Inc. closing, previously mentioned, is ongoing and the outcome remains unknown.

5. Subsequent Events

Management has evaluated subsequent events that occurred through the date of this report for matters that would have a material impact on our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

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

RESULTS OF OPERATIONS

Three months ended March 31, 2016 and 2015

Our consolidated revenues were $809,258 and $8,444 for the three months ended March 31, 2016 and 2015, respectively.  The increase in revenues is the result of the acquisition of STR.  Revenues from the legacy business, which are included in consolidated revenues, were $1,458 for the three months ended March 31, 2016.

Operating expenses were $1,271,589 and $39,274 for the three months ended March 31, 2016 and 2015, respectively.  The increase year over year expenses was mainly due to the acquisition of the STR business, which entailed higher costs for compensation, facilities and related expenses, and also the amortization of intangibles created in acquisition.

Net losses incurred in the periods presented have been primarily due to operating costs.  The Company incurred net losses of $707,980 and $34,834 for the three months ended March 31, 2016 and 2015, respectively.  The increase in the year over year net loss was due primarily to the increase in operating expenses resulting mainly from the acquisition of STR.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the audited consolidated financial statements, at March 31, 2016, we had a deficit in working capital, an accumulated deficit and a net loss and comprehensive loss.

At March 31, 2016, the Company had current assets of approximately $578,000 including $482,000 in accounts receivable and current liabilities of approximately $2.0 million, resulting in a working capital deficit of approximately $1.5 million.

Until October 15, 2015 we depended on advances from shareholders, to meet any shortfall in meeting our obligations. However, we will require working capital to meet our current shortfall in working capital and to market our product and achieve our operating plan in 2016. In the event we are not successful in reaching our revenue targets, additional funds may be required for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. If the Company is unable to raise the funds partially through stock offerings, the Company will seek alternative financing through means such as borrowings from institutions or private individuals. There can be no assurance that the Company will be able to keep costs from being more than these estimated amounts or that the Company will be able to raise such funds.

Completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. Without adequate revenues, we may be unable to proceed with our plan of operations.

In the event we are not successful in reaching our revenue targets, additional funds may be required, and we would then not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we would incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our services to cover our operating expenses. Consequently, there is doubt about the Company’s ability to continue to operate as a going concern. As reflected in the consolidated financial statements we have an accumulated deficit from inception of approximately $3.7 million and have a net loss from operations of approximately $708,000 three months ended March 31, 2016. This may raise doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and execution of its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 to the consolidated financial statements for a discussion of recent accounting guidance.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three months ended March 31, 2016, we reassessed our critical accounting policies and estimates as disclosed in our 2015 Form 10-K; however, we have made no material changes or additions with regard to those policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, as of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective, and that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are ineffective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As previously disclosed in the Company’s 10-K filed April 13, 2016, the Company’s principal executive officers and principal financial officer concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective, due to a material weakness surrounding the Company’s identification and application of the appropriate accounting treatment for certain revenue transactions. Management has undertaken steps to design and implement more effective internal controls, including the implementation of a review process of certain revenue transactions transactions and has engaged qualified consultants to assist the Company with the application of the appropriate accounting treatment of such transactions when necessary.

As previously disclosed in the Company’s 10-K filed April 13, 2016, the Company’s principal executive officers and principal financial officer concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective, due to a material weakness related to the lack of an audit committee. Management intends to adopt a more rigorous corporate governance structure, including the formation of an audit committee during 2016.

Changes in Internal Control Over Financial Reporting

The changes in the Company’s internal control over financial reporting described in the previous paragraphs were implemented during the quarter ended March 31, 2016, and continue to be remediated.

There were no other changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

DATED: May 13, 2016