Form 10-Q
period 2016-06-30
AlphaPoint Technology, Inc.
filed 2016-08-09
CIK 1473654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 9, 2016, the Company had 77,413,259 shares of Common Stock outstanding.

ALPHAPOINT TECHNOLOGY, INC. and Subsidiaries

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AlphaPoint Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2016 (Unaudited)	December 31, 2015 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$25,860	$44,625
Prepaid and other current assets	2,043	—
Note receivable	70,000	—
Assets of discontinued operations	—	738,343
Total current assets	97,903	782,968

Assets of discontinued operations	—	3,490,270
Total assets	$97,903	$4,273,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,135	$43,344
Accrued expenses	123,634	24,129
Deferred revenue and customer deposits	325	2,236
Related party payable	6,500	6,500
Liabilities of discontinued operations	—	1,613,276
Total current liabilities	190,594	1,689,485

Liabilities of discontinued operations	—	458,072
Total liabilities	190,594	2,147,557

Contingencies (Note 5)

Stockholders’ equity
Common stock, 500,000,000 shares authorized, $0.01 par value, 77,413,259 and 135,576,524 issued and outstanding at June 30, 2016 and December 31, 2015	774,133	1,355,766
Additional paid-in capital	2,686,683	3,849,948
Accumulated other comprehensive loss	—	(103,424)
Accumulated deficit	(3,553,507)	(2,976,609)
Total stockholders’ equity	(92,691)	2,125,681
Total liabilities and stockholders’ equity	$97,903	$4,273,238

The accompanying notes are an integral part of these consolidated financial statements.

AlphaPoint Technology, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue	$453	$8,196	$1,911	$16,640
Cost of revenue	—	—	—	—
Gross profit	453	8,196	1,911	16,640

Operating expenses:
Compensation	81,537	11,400	201,944	21.,900
Professional fees	49,771	48,942	140,568	57,757
General and administrative	18,342	7,055	61,156	22,014
Depreciation and amortization	—	5,000	—	10,000
Total operating expenses	149,650	72,397	403,668	111,671

Loss from operations of continuing operations	(149,197)	(64,201)	(401,757)	(95,031)

Interest Expense	—	(4,490)	—	(8,494)

Loss of continuing operations	(149,197)	(68,691)	(401,757)	(103,525)

Discontinued operations:
Loss from operations of discontinued operations	(219,206)	—	(674,626)	—
Gain from disposal of discontinued operations	499,485	—	499,485	—
Gain (loss) on discontinued operations	280,279	—	(175,141)	—

Net income (loss)	$131,082	$(68,691)	$(576,898)	$(103,525)

Earnings (loss) per share, basic and diluted
Continuing operations	(0.00)	(0.00)	(0.00)	(0.00)
Discontinued operations	0.00	—	(0.00)	—
Earnings (loss) per share, basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding primary and dilutive	125,989,173	78,116,531	116,401,821	131,900,691

The accompanying notes are an integral part of these consolidated financial statements.

AlphaPoint Technology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015

Cash Flows from Operating Activities:
Net loss	$(576,898)	$(103,525)
Adjustments to reconcile Net Loss to net cash used by operating activities:
Depreciation and amortization	274,909	10,000
Foreign currency exchange gain	(15,615)	—
Gain on disposal of discontinued operations, net of cash	(503,193)	—
Changes in assets and liabilities:
Employee advances	(25,958)	—
Accounts receivable	211,732	(152)
Accounts payable and accrued expenses	260,449	39,619
Deferred revenue	280,369	(5,328)
Prepaids and other current assets	22,889	—
Other non-current liabilities	22,245	—
Net Cash Used by Operating Activities	(49,071)	(59,386)

Cash Flows from Financing Activities:
Net proceeds from stockholder loans	—	64,910
Repayments of long-term debt	(11,494)	—
Proceeds from note receivable	60,000	—
Net Cash Provided by Financing Activities	48,506	64,910

Effect of fluctuations in foreign currency exchange rates	(18,200)	—

Net Change in Cash	(18,765)	5,524

Cash at beginning of period	44,625	688

Cash at end of period	$25,860	$6,212

Supplemental disclosures of cash flow information:

Cash paid for interest	$4,217	$—
Cash paid for taxes	—	—

The accompanying notes are an integral part of these consolidated financial statements

AlphaPoint Technology, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

June 30, 2016

(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Nature of Operations

AlphaPoint Technology, Inc. (“AlphaPoint”) was incorporated in the State of Delaware on November 13, 2008. On October 14, 2015, AlphaPoint executed a Share Exchange Agreement (“SEA”) for the acquisition of all the issued and outstanding shares of Strategy to Revenue, Ltd. (“STR Ltd.”), a United Kingdom (“UK”) company based in London (“the STR acquisition”). AlphaPoint’s legacy business has been helping companies manage their IT assets. However, following the acquisition of STR Ltd., AlphaPoint transitioned its focus to STR’s revenue acceleration business. After the STR acquisition on October 14, 2015, AlphaPoint formed Strategy to Revenue Inc. (“STR Inc.”, collectively with STR Ltd., “STR”), in the U.S.A. as a Florida Corporation to better serve the North American market.

The parties to the SEA believe that the intended benefits have not been realized, and agreed to unwind the transaction and negotiated and finalized the terms of an Unwind Agreement (the “Unwind”). The agreement became effective on May 31, 2016, which essentially unwound the SEA. Pursuant to the Unwind, all STR Shareholders surrendered all of their shares and rights in AlphaPoint and AlphaPoint conveyed to STR Shareholders all of its shares, rights and ownership interest in STR, subject to STR’s payment in full of a $130,000 promissory note. As a result of the Unwind, the Company has 58,163,265 fewer shares issued and outstanding.  None of the STR Shareholders or their assignees owns any interest in AlphaPoint.  In addition, the shareholders of STR agreed to forgive certain intercompany receivables due from AlphaPoint as well as the notes payable totaling $900,000 issued as part of the original consideration in the SEA.

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

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of (a) the consolidated financial position at June 30, 2016 and December 31, 2015 and (b) the consolidated statements of operations, and cash flows for the six months ended June 30, 2016 and 2015 have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted. The accompanying statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the year ended December 31, 2015.

Discontinued Operations

As a result of the Unwind transaction described above, AlphaPoint deconsolidated the assets, liabilities, income, and expenses of STR and recorded the results of operations of that entity as discontinued operations in the accompanying consolidated statements of operations.  Furthermore, STR’s assets and liabilities as of December 31, 2015 are separately presented in the accompanying consolidated balance sheets.   A gain on the disposal of STR was recognized as the excess of the consideration issued in the Unwind over the carrying amount of the net assets disposed.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform with the current year presentation. These reclassifications have no impact on net income and no material impact on any other financial statement captions.

Foreign Currency Translation

The assets and liabilities of the Company’s former foreign subsidiary for which the local currency is the functional currency are translated into U.S. dollars using the exchange rate in effect at each balance sheet date and income and expense accounts are translated using weighted average exchange rates for each period during the year. Prior to the Unwind, translation gains and losses were reported as components of accumulated other comprehensive income (“AOCI”), included within stockholders’ equity. AOCI at May 31, 2016 is included as part of the gain on disposal of discontinued operations. Gains and losses from foreign currency transactions are included in the Company’s consolidated statements of operations as part of the loss from discontinued operations.

Application of Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations that follows is based upon our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The application of U.S. GAAP requires our management to make assumptions, judgments and estimates that affect our reported amounts of assets, liabilities, revenue and expenses, and the related disclosures regarding these items. We base our assumptions, judgments and estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial condition or results of operations will be affected. On a regular basis, we evaluate our assumptions, judgments and estimates.

We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, stock-based compensation, valuation of acquired intangible assets, goodwill impairment, long-lived asset impairment, and income taxes have the greatest potential impact on our consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates. Historically, our assumptions, judgments and estimates in accordance with our critical accounting policies have not materially differed from actual results.

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

At each balance sheet date, the Company performs an analysis of all instruments subject to fair value measurement.  The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. As of June 30, 2016 and December 31, 2015 the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Property and Equipment

Property and equipment are stated at cost, and depreciated under the straight-line method over the estimated useful lives of the related assets. Expenditures for repairs and maintenance are expensed as incurred.  Depreciable lives range from 3 to 7 years.  Given that all property and equipment in the periods presented relate to STR, the balances are reflected in assets of discontinued operations in the accompanying consolidated balance sheets.

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

Identifiable Intangible Assets

Intangible assets consist of trademarks, domain names, revenue acceleration platforms, advertising and supply contracts, and customer relationships acquired in a business combination.   The cost of these assets is amortized under the straight-line method over their respective useful lives. Trademarks and domain names are amortized over a useful life of 10 years, while the remaining intangible assets are amortized over 5 years. Given that all unamortized intangible assets in the periods presented relate to STR, the balances are reflected in assets of discontinued operations in the accompanying consolidated balance sheets.  AlphaPoint’s intangible assets were fully amortized as of December 31, 2015.

Impairment of Long-lived assets and intangible property

Long-lived assets such as property, equipment and identifiable intangible assets are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  The Company did not recognize any impairment losses for any periods presented.

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

Research and Development

The Company expenses research and development costs when incurred.  Research and development costs include engineering, programmer costs and testing of product and outputs.  Indirect costs related to research and development are allocated based on percentage usage to the research and development.  The Company incurred $13,251 and $0 in research and development costs for the three months ended June 30, 2016 and 2015, respectively, and $14,488 and $0 for the six months ended June 30, 2016 and 2015, respectively.  Given that all research and development expenses were incurred by STR, these amounts are reflected in discontinued operations in the accompanying consolidated statements of operations.

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

2. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has a history of losses resulting in an accumulated deficit.  The Company has been dependent on financing from its majority shareholder and related parties to meet its operating obligations. In view of these matters, there is doubt regarding the Company’s ability to continue as a going concern, which is dependent upon the Company’s ability to identify revenue sources and to achieve a level of profitability. The Company intends on financing its future development activities, marketing plan and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. Recent Accounting Pronouncements

We have reviewed the FASB issued Accounting Standard Codification (“ASC”) and Accounting Standards Updates (“ASU”) and interpretations thereof that have effectiveness dates during the periods reported and in future periods.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  The updated guidance simplifies several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  The amendment to the standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for any interim or annual period.  The Company is currently assessing the impact of the new standard in order to determine the impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”.  This standard requires the leasee to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability.  Public business entities will be required to adopt this standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted upon issuance of this standard.  The new leasing standard requires modified retrospective transition, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption.  The Company is currently assessing the impact of the new standard in order to determine the impact on the consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The amendment to the standard is effective for the Company beginning on June 1, 2018. While the Company is currently assessing the impact of the new standard, it does not expect this new guidance to have a material impact on its consolidated financial statements.

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

4. Discontinued Operations

As a result of the Unwind described in Note 1, AlphaPoint deconsolidated the assets, liabilities, income, and expenses of STR and recorded the results of operations of that entity as discontinued operations in the accompanying consolidated statements of operations.  Furthermore, STR’s assets and liabilities as of December 31, 2015 are separately presented in the accompanying consolidated balance sheets.   A gain on the disposal of STR was recognized as the excess of the consideration issued in the Unwind over the carrying amount of the net assets disposed.  The Company followed the guidance in ASC 205-20, Discontinued Operations; ASC 810-10-40, Consolidation – Derecognition; ASC 845, Nonmonetary Transactions; as well as the SEC’s interpretive guidance on discontinued operations, spin-offs, and divestitures.

As a result of this transaction, the Company wrote off the net assets of STR, which had a carrying value on the effective date of the Unwind of $2,494,211 and accumulated other comprehensive income related to cumulative translation adjustments of $191,864.  Consideration received in the Unwind consisted of: (a) $130,000 note receivable, (b) $410,660 intercompany payables to STR forgiven, (c) $900,000 notes payable forgiven, (d) $1,744,898 fair value of the shares reacquired by AlphaPoint; for a total consideration received of $3,185,558.  The resulting gain on disposal was $499,485, which is reflected in discontinued operations in the accompanying consolidated statements of operations. The fair value of the shares reacquired was approximately $0.03 per share, which was the closing price of the stock on May 31, 2016.

Below is a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operation:

December 31, 2015
Carrying amounts of major classes of assets included as part of discontinued operations:
Cash	$692
Accounts receivable, net	714,456
Prepaid and other current assets	23,195
Total current assets	738,343

Intangible assets, net	3,244,198
Goodwill	169,160
Property and equipment, net	76,912
Total noncurrent assets	3,490,270
Total assets	$4,228,613

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Notes payable, current	$450,000
Notes payable to bank	103,513
Accounts payable	324,151
Accrued expenses	310,373
Deferred revenue and customer deposits	425,239
Total current liabilities	1,613,276

Notes payable, net of current portion	450,000
Other non current liabilities	8,072
Total non current liabilities	458,072
Total liabilities	$2,071,348

Below is a reconciliation of the carrying amounts of major classes of net loss from discontinued operations:

	Three months ended June 30, 2016	Six months ended June 30, 2016

Revenues	$471,020	$1,278,820
Cost of Revenues	138,477	382,588
Gross Profit	332,543	896,232

Operating expenses:
Compensation	157,434	807,158
Research and Development	13,251	14,488
Professional Fees	51,944	147,386
General and Administrative	132,580	357,959
Foreign Currency Translation (Gain) Loss	84,892	(35,259)
Depreciation and Amortization	108,969	274,909
Total Operating Expenses	549,070	1,566,641

Interest expense	(2,679)	(4,217)
Net loss from discontinued operations	$(219,206)	$(674,626)

The following table provides the total operating and financing cash flows of the discontinued operations included in the accompanying consolidated statement of cash flows:

Six months ended June 30, 2016
Cash flows from discontinued operating activities:
Net loss from discontinued operations	$(674,626)
Adjustments to reconcile Net Loss to net cash used by operating activities:
Depreciation and amortization	274,909
Foreign currency exchange gain	(15,615)
Changes in assets and liabilities:
Employee advances	(25,958)
Accounts receivable	211,732
Accounts payable and accrued expenses	144,153
Deferred revenue	282,280
and other current assets	24,932
Other non-current liabilities	22,245
Net Cash Used by Operating Activities	$244,052

Cash flows from financing activities:
Repayments of long-term debt	$(11,494)
Net Cash Used by Financing Activities	$(11,494)

5. Contingencies

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

Litigation

From time to time the Company may become a party to litigation matters involving claims against the Company.  Current regulations and reporting requirements require the Company to disclose any legal proceedings that are ongoing and could have a material impact on the consolidated financial statements for the period ended June 30, 2016.

On July 13, 2016, AlphaPoint entered into a Mediation Settlement Agreement with Ladenburg Thalmann & Co. (“Ladenburg”) regarding the lawsuit arising from the Investment Banking Agreement and associated counter-claim by the Company (11th Judicial Circuit Court, Miami-Dade County, Florida (Case No. 15004012 CA 01)) (“Lawsuit”). Under the Settlement Agreement, the parties agreed to dismiss the Lawsuit upon the settlement payment.  All matters previously disclosed and subject to the Settlement Agreement are described in further detail in the Company’s 2015 and 2016 Quarterly and 2014 and 2015 Annual Reports filed with the SEC.

6. Subsequent Events

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

RESULTS OF OPERATIONS

Three months ended June 30, 2016 and 2015

Our revenues from continuing operations were $453 and $8,196 for the three months ended June 30, 2016 and 2015, respectively.  The decrease in revenues is the Company’s abandonment of the legacy business in contemplation of incremental revenues from STR.  STR revenues of $471,020 for the two months ended May 31, 2016 are reflected in net loss from operations of discontinued operations of $219,206, as the operations of STR were unwound on that date.

Operating expenses from continuing operations were $149,650 and $72,397 for the three months ended June 30, 2016 and 2015, respectively.  The increase year over year expenses was mainly due to additional expenses related to the operations of STR, including foreign currency transaction losses and higher compensation expenses.  STR operating expenses of $465,375 for the two months ended May 31, 2016 are reflected in net loss from operations of discontinued operations of $219,206, as the operations of STR were unwound on that date.

The Company had net income of $131,082 and a net loss of $68,691 for the three months ended June 30, 2016 and 2015, respectively.  Net income in the current year is due mainly to the gain on disposal of STR of $499,485 in May, 2016.

Six months ended June 30, 2016 and 2015

Our revenues from continuing operations were $1,911 and $16,640 for the six months ended June 30, 2016 and 2015, respectively. The decrease in revenues is the Company’s abandonment of the legacy business in contemplation of incremental revenues from STR.   STR revenues of $1,278,820 for the five months ended May 31, 2016 are reflected in net loss from operations of discontinued operations of $674,626, as the operations of STR were unwound on that date.

Operating expenses from continuing operations were $403,668 and $111,671 for the six months ended June 30, 2016 and 2015, respectively.  The increase year over year expenses was mainly due to additional expenses related to the operations of STR, including professional fees and higher compensation expenses.  STR operating expenses of $1,582,256 for the five months ended May 31, 2016 are reflected in net loss from operations of discontinued operations of $674,626, as the operations of STR were unwound on that date.

The Company had net losses of $576,898 and $103,525 for the six months ended June 30, 2016 and 2015, respectively.  The year over year increase in net losses reflects higher operating expenses for AlphaPoint and STR.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the unaudited consolidated financial statements, at June 30, 2016, we had a deficit in working capital, an accumulated deficit and a net loss and a comprehensive loss.

At June 30, 2016, the Company had current assets of $97,903 including cash of $25,860 and the balance on the note receivable from STR of $70,000.  Current liabilities consist of $190,594, and resulting in a working capital deficit of approximately $92,691.

The Company will continue to seek strategic merger opportunities in order to generate revenues and operating cash flows.  We will require working capital to meet our current shortfall in working capital and to market our product and achieve our operating plan in 2016. In the event we are not successful in reaching our revenue targets, additional funds may be required for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. If the Company is unable to raise the funds partially through stock offerings, the Company will seek alternative financing through means such as borrowings from institutions or private individuals. There can be no assurance that the Company will be able to keep costs from being more than these estimated amounts or that the Company will be able to raise such funds.

Completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. Without adequate revenues, we may be unable to proceed with our plan of operations.

In the event we are not successful in reaching our revenue targets, additional funds may be required, and we would then not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we would incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our services to cover our operating expenses. Consequently, there is doubt about the Company’s ability to continue to operate as a going concern. As reflected in the consolidated financial statements we have an accumulated deficit from inception of approximately $3.6 million and have a net loss from continuing operations of approximately $402 thousand six months ended June 30, 2016. This may raise doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and execution of its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the six months ended June 30, 2016, we reassessed our critical accounting policies and estimates as disclosed in our 2015 Form 10-K; however, we have made no material changes or additions with regard to those policies and estimates.

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

As previously disclosed in the Company’s 10-K filed April 13, 2016, the Company’s principal executive officers and principal financial officer concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective, due to a material weakness surrounding the Company’s identification and application of the appropriate accounting treatment for certain revenue transactions. Management has undertaken steps to design and implement more effective internal controls, including the implementation of a review process of certain revenue transactions and has engaged qualified consultants to assist the Company with the application of the appropriate accounting treatment of such transactions when necessary.

As previously disclosed in the Company’s 10-K filed April 13, 2016, the Company’s principal executive officers and principal financial officer concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective, due to a material weakness related to the lack of an audit committee. Management intends to adopt a more rigorous corporate governance structure, including the possible formation of an audit committee.

Changes in Internal Control Over Financial Reporting

The changes in the Company’s internal control over financial reporting described in the previous paragraphs were implemented during the quarter ended March 31, 2016, and continue to be remediated.

There were no other changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DATED: August 9, 2016