Form 10-Q
period 2016-09-30
AlphaPoint Technology, Inc.
filed 2016-11-10
CIK 1473654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 28, 2016, the Company had 77,413,259 shares of Common Stock outstanding.

ALPHAPOINT TECHNOLOGY, INC. and Subsidiaries

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AlphaPoint Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2016 (Unaudited)	December 31, 2015 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$28,210	$44,625
Prepaid and other current assets	3,065	—
Note receivable	10,050	—
Assets of discontinued operations	—	738,343
Total current assets	41,325	782,968

Assets of discontinued operations	—	3,490,270
Total assets	$41,325	$4,273,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$113,886	$43,344
Accrued expenses	175,006	24,129
Deferred revenue and customer deposits	—	2,236
Related party payable	6,900	6,500
Liabilities of discontinued operations	—	1,613,276
Total current liabilities	295,792	1,689,485

Liabilities of discontinued operations	—	458,072
Total liabilities	295,792	2,147,557

Contingencies (Note 5)

Stockholders’ (deficit) equity
Common stock, 500,000,000 shares authorized, $0.01 par value, 77,413,259 and 135,576,524 issued and outstanding at September 30, 2016 and December 31, 2015	774,133	1,355,766
Additional paid-in capital	2,686,683	3,849,948
Accumulated other comprehensive loss	—	(103,424)
Accumulated deficit	(3,715,283)	(2,976,609)
Total stockholders’ (deficit) equity	(254,467)	2,125,681
Total liabilities and stockholders’ (deficit) equity	$41,325	$4,273,238

The accompanying notes are an integral part of these consolidated financial statements.

AlphaPoint Technology, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue	$325	$4,284	$2,236	$20,925
Cost of revenue	—	—	—	—
Gross profit	325	4,284	2,236	20,925

Operating expenses:
Compensation	26,404	12,600	228,348	34,500
Professional fees	67,210	17,129	207,778	74,886
General and administrative	34,687	8,184	95,843	30,199
Depreciation and amortization	—	—	—	10,000
Total operating expenses	128,301	37,913	531,969	149,585

Loss from operations of continuing operations	(127,976)	(33,629)	(529,733)	(128,660)

Legal Settlement	(33,800)	—	(33,800)	—
Interest Expense	—	(5,132)	—	(13,626)

Loss of continuing operations	(161,776)	(38,761)	(563,533)	(142,286)

Discontinued operations:
Loss from operations of discontinued operations	—	—	(674,626)	—
Gain from disposal of discontinued operations	—	—	499,485	—
Gain (loss) on discontinued operations	—	—	(175,141)	—

Net income (loss)	$(161,776)	$(38,761)	$(738,674)	$(142,286)

Earnings (loss) per share, basic and diluted
Continuing operations	0.00	(0.00)	(0.01)	(0.00)
Discontinued operations	—	—	0.00	—
Earnings (loss) per share, basic and diluted	$0.00	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding primary and dilutive	77,413,259	58,450,000	109,679,012	106,464,724

Comprehensive loss:
Net loss	$(161,776)	$(38,761)	$(738,674)	$(142,286)
Foreign currency translation adjustment	—	—	(88,440)	—
Reclassification adjustment for amounts included in Gain from disposal of discontinued operations	—	—	191,864	—
Comprehensive loss	$(161,776)	$(38,761)	$(635,250)	$(142,286)

The accompanying notes are an integral part of these consolidated financial statements.

AlphaPoint Technology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015

Cash Flows from Operating Activities:
Net loss	$(738,674)	$(142,286)
Adjustments to reconcile Net Loss to net cash used by operating activities:
Depreciation and amortization	274,909	10,000
Foreign currency exchange gain	(15,615)	—
Gain on disposal of discontinued operations, net of cash	(503,193)	—
Changes in assets and liabilities:
Employee advances	(25,559)	—
Accounts receivable	211,732	4,847
Accounts payable and accrued expenses	365,573	48,760
Deferred revenue	280,044	(8,842)
Prepaids and other current assets	21,867	—
Other non-current liabilities	22,245	—
Net Cash Used by Operating Activities	(106,671)	(87,521)

Cash Flows from Financing Activities:
Net proceeds from stockholder loans	—	89,910
Repayments of long-term debt	(11,494)	—
Proceeds from note receivable	119,950	—
Net Cash Provided by Financing Activities	108,456	89,910

Effect of fluctuations in foreign currency exchange rates	(18,200)	—

Net Change in Cash	(16,415)	2,389

Cash at beginning of period	44,625	688

Cash at end of period	$28,210	$3,077

Supplemental disclosures of cash flow information:

Cash paid for interest	$—	$—
Cash paid for taxes	—	—

The accompanying notes are an integral part of these consolidated financial statements

AlphaPoint Technology, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

September 30, 2016

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

Subsequently, the parties to the SEA believe that the intended benefits have not been realized, and agreed to unwind the transaction and negotiated and finalized the terms of an Unwind Agreement (the “Unwind”). The agreement became effective on May 31, 2016, which essentially unwound the SEA. Pursuant to the Unwind, all STR Shareholders surrendered all of their shares and rights in AlphaPoint and AlphaPoint conveyed to STR Shareholders all of its shares, rights and ownership interest in STR, subject to STR’s payment in full of a $130,000 promissory note. As a result of the Unwind, the Company has 58,163,265 fewer shares issued and outstanding.  None of the STR Shareholders or their assignees owns any interest in AlphaPoint.  In addition, the shareholders of STR agreed to forgive certain intercompany receivables due from AlphaPoint as well as the notes payable totaling $900,000 issued as part of the original consideration in the SEA.

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

AlphaPoint management is currently seeking alternative opportunities in line with their original strategy of acquiring a business in the technology sector that is capable of growth and development.

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of (a) the consolidated financial position at September 30, 2016 and December 31, 2015 and (b) the consolidated statements of operations, and cash flows for the nine months ended September 30, 2016 and 2015 have been made.

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

Discontinued Operations

As a result of the STR Unwind transaction described above, AlphaPoint deconsolidated the assets, liabilities, income, and expenses of STR and recorded the results of operations of that entity as discontinued operations in the accompanying consolidated statements of operations.  Furthermore, STR’s assets and liabilities as of December 31, 2015 are separately presented in the accompanying consolidated balance sheets.   A gain on the disposal of STR was recognized as the excess of the consideration issued in the Unwind over the carrying amount of the net assets disposed.

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

At each balance sheet date, the Company performs an analysis of all instruments subject to fair value measurement.  The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. As of September 30, 2016 and December 31, 2015 the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Business Combinations

The Company follows the acquisition method to account for business combinations.  This method requires that when the Company (acquirer) takes control of another entity, the fair value of the underlying exchange transaction is used to establish a new accounting basis of the acquired entity.  Furthermore, because obtaining control leaves the Company responsible and accountable for all the acquiree’s assets, liabilities and operations, the Company recognizes and measures the assets acquired and liabilities assumed at their full fair values as of the date control is obtained.

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

Research and Development

The Company expenses research and development costs when incurred.  Research and development costs include engineering, programmer costs and testing of product and outputs.  Indirect costs related to research and development are allocated based on percentage usage to the research and development.  The Company incurred $13,251 and $0 in research and development costs for the three months ended September 30, 2016 and 2015, respectively, and $14,488 and $0 for the nine months ended September 30, 2016 and 2015, respectively.  Given that all research and development expenses were incurred by STR, these amounts are reflected in discontinued operations in the accompanying consolidated statements of operations.

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

Earnings (loss) per share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares plus any potentially dilutive shares. The Company does not have any potentially dilutive instruments and, thus, anti-dilution issues are not applicable.

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

3. Recent Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Updates (“ASU”) and interpretations thereof that have effectiveness dates during the periods reported and in future periods.

In August 2016, The FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, which provides guidance on specific cash flow issues with the objective of reducing diversity in practice in how certain cash receipts and cash payments are presented in the statement of cash flows.  ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. The Company elected to early adopt this ASU in the quarter ended September 30, 2016.  There have been no changes in our reported statements of cash flows as a result of the adoption of ASU 2016-15.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases”.  This standard requires the lessee to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability.  Public business entities will be required to adopt this standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted upon issuance of this standard.  The new leasing standard requires modified retrospective transition, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption.  The Company is currently assessing the impact of the new standard in order to determine the impact on the consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Additionally, the guidance requires disaggregated disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized. The amendments are required to be adopted by the Company on January 1, 2017. The FASB has implemented a one-year delay in the effective date of Topic 606. Transition to the new guidance may be done using either a full or modified retrospective method. The Company is currently evaluating the full effect that the adoption of this standard will have on the Company’s consolidated financial statements.

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

Below is a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operation:

December 31, 2015

Carrying amounts of major classes of assets included as part of discontinued operations:
Cash	$692
Accounts receivable, net	714,456
Prepaid and other current assets	23,195
Total current assets	738,343

Intangible assets, net	3,244,198
Goodwill	169,160
Property and equipment, net	76,912
Total noncurrent assets	3,490,270
Total assets	$4,228,613

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Notes payable, current	$450,000
Notes payable to bank	103,513
Accounts payable	324,151
Accrued expenses	310,373
Deferred revenue and customer deposits	425,239
Total current liabilities	1,613,276

Notes payable, net of current portion	450,000
Other non current liabilities	8,072
Total noncurrent liabilities	458,072
Total liabilities	$2,071,348

Below is a reconciliation of the carrying amounts of major classes of net loss from discontinued operations:

	Three months ended September 30, 2016	Nine months ended September 30, 2016

Revenues	$—	$1,278,820
Cost of Revenues	—	382,588
Gross Profit	—	896,232

Operating expenses:
Compensation	—	807,158
Research and Development	—	14,488
Professional Fees	—	147,386
General and Administrative	—	357,959
Foreign Currency Translation (Gain) Loss	—	(35,259)
Depreciation and Amortization	—	274,909
Total Operating Expenses	—	1,566,641

Interest expense	—	(4,217)
Net loss from discontinued operations	$—	$(674,626)

The following table provides the total operating and financing cash flows of the discontinued operations included in the accompanying consolidated statement of cash flows:

Nine months ended September 30, 2016
Cash flows from discontinued operating activities:
Net loss from discontinued operations	$(674,626)
Adjustments to reconcile Net Loss to net cash used by operating activities:
Depreciation and amortization	274,909
Foreign currency exchange gain	(15,615)
Changes in assets and liabilities:
Employee advances	(25,958)
Accounts receivable	211,732
Accounts payable and accrued expenses	144,153
Deferred revenue	282,280
Prepaid and other current assets	24,932
Other non-current liabilities	22,245
Net Cash Used by Operating Activities	$244,052

Cash flows from financing activities:
Repayments of long-term debt	$(11,494)
Net Cash Used by Financing Activities	$(11,494)

5. Contingencies

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Litigation

From time to time the Company may become a party to litigation matters involving claims against the Company.  Current regulations and reporting requirements require the Company to disclose any legal proceedings that are ongoing and could have a material impact on the consolidated financial statements for the period ended September 30, 2016.

On July 13, 2016, AlphaPoint entered into a Mediation Settlement Agreement with Ladenburg Thalmann & Co. (“Ladenburg”) regarding the lawsuit arising from the Investment Banking Agreement and associated counter-claim by the Company (11th Judicial Circuit Court, Miami-Dade County, Florida (Case No. 15004012 CA 01)) (“Lawsuit”). Under the Settlement Agreement, the parties agreed to dismiss the Lawsuit upon the settlement payment, which totaled $33,800, inclusive of mediation fees.  All matters previously disclosed and subject to the Settlement Agreement are described in further detail in the Company’s 2015 and 2016 Quarterly and 2014 and 2015 Annual Reports filed with the SEC.

6. Subsequent Events

Management has evaluated subsequent events that occurred through the date of this filing for matters that would have a material impact on our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

AlphaPoint Technology, Inc. (“AlphaPoint” or, collectively with its subsidiaries, the “Company”) was incorporated in the State of Delaware on November 13, 2008. AlphaPoint’s legacy business has been helping companies manage their IT assets. However, following the recent acquisition of Strategy to Revenue, Ltd. (“STR Ltd.” or “STR”), a United Kingdom (“UK”) based company, AlphaPoint transitioned its focus to STR’s revenue acceleration business.

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

AlphaPoint management are currently seeking alternative opportunities in line with their original strategy of acquiring a business in the technology sector that is capable of growth and development .

RESULTS OF OPERATIONS

Three months ended September 30, 2016 and 2015

Our revenues from continuing operations were $325 and $4,284 for the three months ended September 30, 2016 and 2015, respectively.  The decrease in revenues is the Company’s abandonment of the legacy business in contemplation of incremental revenues from STR.

Operating expenses from continuing operations were $128,301 and $37,913 for the three months ended September, 2016 and 2015, respectively.  The increase year over year expenses mainly relates to work on finding opportunities to implement the company’s strategy following the Unwind, and associated adjustments to internal resources and advisory costs.

The Company had net losses of $161,776 and $38,761 for the three months ended September 30, 2016 and 2015, respectively.

Nine months ended September 30, 2016 and 2015

Our revenues from continuing operations were $2,236 and $20,925 for the nine months ended September 30, 2016 and 2015, respectively. The decrease in revenues is due to the Company’s abandonment of the legacy business in contemplation of incremental revenues from STR.   STR revenues of $1,278,820 for the five months ended May 31, 2016 are reflected in net loss from operations of discontinued operations of $674,626, as the operations of STR were unwound on that date.

Operating expenses from continuing operations were $531,969 and $149,585 for the nine months ended September 30, 2016 and 2015, respectively.  The increase year over year expenses mainly relates to work on finding opportunities to implement the company’s strategy following the Unwind, and associated adjustments to internal resources and advisory costs.  STR operating expenses of $1,566,641 for the five months ended May 31, 2016 are reflected in net loss from operations of discontinued operations of $674,626, as the operations of STR were unwound on that date.

The Company had net losses of $738,674 and $142,286 for the nine months ended September 30, 2016 and 2015, respectively. The year over year increase in net losses reflects higher operating expenses for AlphaPoint and STR.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the unaudited consolidated financial statements, at September 30, 2016, we had a deficit in working capital, an accumulated deficit, a net loss and a comprehensive loss.

At September 30, 2016, the Company had current assets of $41,325 including cash of $28,210 and the balance on the note receivable from STR of $10,050.  Current liabilities total $295,792, and resulting in a working capital deficit of $254,467.

The Company will continue to seek strategic merger opportunities in order to generate revenues and operating cash flows.  We will require working capital to meet our current shortfall in working capital and to market our product and achieve our operating plan in 2017. In the event we are not successful in reaching our revenue targets, additional funds may be required for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. If the Company is unable to raise the funds partially through stock offerings, the Company will seek alternative financing through means such as borrowings from institutions or private individuals. There can be no assurance that the Company will be able to keep costs from being more than these estimated amounts or that the Company will be able to raise such funds.

Completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. Without adequate revenues, we may be unable to proceed with our plan of operations.

In the event we are not successful in reaching our revenue targets, additional funds may be required, and we would then not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we would incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our services to cover our operating expenses. Consequently, there is doubt about the Company’s ability to continue to operate as a going concern. As reflected in the consolidated financial statements we have an accumulated deficit from inception of approximately $3.7 million and have a net loss from continuing operations of approximately $564 thousand for nine months ended September 30, 2016. This may raise doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and execution of its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. Our Board of Directors consists of six (6) individuals who advise our chief executive officer and chief financial officer. Our chief executive officer makes decisions on all significant corporate matters such as the approval of terms of the compensation of our executive officers.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the nine months ended September 30, 2016, we reassessed our critical accounting policies and estimates as disclosed in our 2015 Form 10-K; however, we have made no material changes or additions with regard to those policies and estimates.

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

As previously disclosed in the Company’s 10-K filed April 13, 2016, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective, due to a material weakness surrounding the Company’s identification and application of the appropriate accounting treatment for certain revenue transactions. Management has undertaken steps to design and implement more effective internal controls, including the implementation of a review process of certain revenue transactions and has engaged qualified consultants to assist the Company with the application of the appropriate accounting treatment of such transactions when necessary.

As previously disclosed in the Company’s 10-K filed April 13, 2016, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective, due to a material weakness related to the lack of an audit committee. Management intends to adopt a more rigorous corporate governance structure, including the possible formation of an audit committee.  Additional steps will be taken when the activity level of the Company justifies additional controls.

Changes in Internal Control Over Financial Reporting

The changes in the Company’s internal control over financial reporting described in the previous paragraphs were implemented during the quarter ended March 31, 2016, and continue to be remediated.

There were no other changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DATED: November 9, 2016