Form 10-K
period 2016-12-31
AlphaPoint Technology, Inc.
filed 2017-03-31
CIK 1473654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

[_] Yes   [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[_] Yes   [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes   [_] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes   [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[_] Yes   [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter, June 30, 2016:  $4,644,795.

Number of the issuer’s Common Stock outstanding as of March 31, 2017:  77,413,259.

Documents incorporated by reference: None.

ALPHA POINT TECHNOLOGIES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Business Operations

AlphaPoint’s principal objective is to partner with innovative technology focused companies that are interested in pursuing growth through the public markets. We are aggressively assembling a portfolio of high-quality businesses and establishing a sustainable business model, to achieve superior and sustainable financial results.

We intend to accomplish these objectives through targeted strategic acquisitions and partnerships. We seek companies that either strategically fit within our existing business portfolio, or expand our business into new and attractive target markets. Given the rapid pace of technological development and the specialized expertise typical of our served markets, acquisitions also provide us important access to new technologies and domain expertise.

AlphaPoint’s business units will typically operate as stand-alone operations, but are supported by a seasoned executive team and a shared technology and administrative infrastructure. While the circumstances of every transaction are unique, we prefer to partner with top caliber executives, and skilled management teams of middle-market businesses and support them with the necessary tools to build each company into a leader in its segment. We believe this philosophy enables us to combine talents and technologies, share services and benefit from a range of centrally managed initiatives while maintaining the uniqueness and brand equity and culture of each unit and a decentralized decision-making structure.

AlphaPoint leverages the vast experience that its executive team has amassed in creating the suitable financial architecture. Including its expertise in the public sector, follow-on offerings, private placements, other financial know-how as well as, the organizational frameworks (executive strategy and leadership, key C-level and technical staffing, supply chain development, etc.), that are critical, yet often beyond the means and experience of private companies.

All references to the previously acquired business Operations, Technology, Development, Sales / Marketing, Alliances and Customers, have been removed for this annual report.

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

The following table sets forth information about our executive officers as of December 31, 2016:

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

RISKS RELATED TO OUR BUSINESS

Limited Corporate History

We were incorporated on November 13, 2008 and have a limited operating history that can be used to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays that we may encounter because we are a small business. As a result, we may not be profitable and we may not be able to generate sufficient revenue to develop as we have planned. To address these risks the Company must, among other things, continue to attract investment capital, respond to competitive factors, continue to attract, retain and motivate qualified personnel.

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has a history of losses, primarily due to its product development stage, resulting in an accumulated deficit.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise additional capital and execute its business plan. The Company intends on financing its future acquisition strategies and development activities needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.

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

ITEM 3. LEGAL PROCEEDINGS

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

	High	Low
Fiscal Year 2015
First quarter ended March 31, 2015	$0.30	$0.03
Second quarter ended June 30, 2015	$0.17	$0.05
Third quarter ended September 30, 2015	$0.10	$0.08
Fourth quarter ended December 31, 2015	$0.11	$0.05

Fiscal Year 2016
First quarter ended March 31, 2016	$0.10	$0.04
Second quarter ended June 30, 2016	$0.20	$0.03
Third quarter ended September 30, 2016	$0.10	$0.04
Fourth quarter ended December 31, 2016	$0.06	$0.02

Approximate Number of Equity Security Holders

On December 31, 2016 the Company’s common stock had a closing price quotation of $0.06. As of December 31, 2016 there were 77,413,259 shares of our common stock outstanding held by approximately 62 certificate holders of record.

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

An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary. The Company completed its assessment of the qualitative factors as of December 31, 2015 and determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. There is no goodwill at December 31, 2016.

Intangible assets with finite lives are amortized over their estimated useful lives. Refer to Note 4 of our Notes to Consolidated Financial Statements included in this report for a detailed discussion on useful lives over which our intangible assets are amortized. Generally, amortization is based on the straight-line method. There was no impairment expense related to intangible assets during 2016 or 2015.

The Company also evaluates the recoverability of its long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. There were no impairment charges recorded during 2016 or 2015.

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

Results of Operations

For the years ended December 31, 2016 and 2015:

Our consolidated revenues were $2,236 and $29,308 for the years ended December 31, 2016 and 2015, respectively. The decrease in revenues from 2015 is the result of a full year of recognition of deferred revenue in 2015 not available in 2016.

Operating expenses were $628,532, and $472,403 for the years ended December 31, 2016 and 2015, respectively.  The increase year over year expenses was mainly due to the acquisition of the STR business, which entailed higher costs for compensation and professional fees.

Net losses incurred in the periods presented have been primarily due to losses from discontinued operations and operating costs.  The Company incurred net losses of $835,237 and $891,717 for the years ended December 31, 2016 and 2015, respectively.  The decrease in the year over year net loss was due primarily to the increase in operating expenses resulting mainly from the acquisition of STR offset by the gain on disposal of discontinued operations.

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

Liquidity and Capital Resources

As reflected in the audited financial statements, at December 31, 2016, we have a deficit in working capital, an accumulated deficit and for the year ended December 31, 2016, we have a net loss and comprehensive loss.

At December 31, 2016, the Company had current assets of $6,902 including $1,413 in cash and $5,489 in prepaids and other assets and current liabilities of $357,933 resulting in a working capital deficit of $351,031.

Until October 15, 2015 we depended on advances from shareholders, to meet any shortfall in meeting our obligations. However, we will require working capital to meet our current shortfall in working capital. If the Company is unable to raise the funds partially through stock offerings, the Company will seek alternative financing through means such as borrowings from institutions or private individuals. There can be no assurance that the Company will be able to raise such funds.

Consequently, there is doubt about the Company’s ability to continue to operate as a going concern. As reflected in the financial statements we have an accumulated deficit from inception of $3,811,846 and have a net loss from operations of $626,297 and $443,095 for the years ended December 31, 2016 and 2015, respectively. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and execution of its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. Our Board of Directors consists of eight (8) individuals who advise our chief executive officer. Our chief executive officer makes decisions on all significant corporate matters such as the approval of terms of the compensation of our executive officers.

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

ALPHAPOINT TECHNOLOGIES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

AlphaPoint Technology, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of AlphaPoint Technology, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AlphaPoint Technology, Inc. and subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Gregory, Sharer & Stuart, P.A.

/s/ Gregory, Sharer & Stuart, P.A.

St. Petersburg, Florida

March 31, 2017

AlphaPoint Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$1,413	$44,625
Prepaid and other current assets	5,489	—
Current assets of discontinued operations	—	738,343

Total current assets	6,902	782,968

Assets of discontinued operations	—	3,490,270
Total assets	$6,902	$4,273,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,912	$43,344
Accrued expenses	213,258	24,129
Deferred revenue and customer deposits	—	2,236
Related party payables	53,762	6,500
Current liabilities of discontinued operations	—	1,613,276
Total current liabilities	357,932	1,689,485

Liabilities of discontinued operations	—	458,072
Total liabilities	357,932	2,147,557

Commitments and contingencies (Notes 9 and 10)

Stockholders’ equity:
Common stock, 500,000,000 shares authorized, $0.01 par value, 77,413,259 shares issued and outstanding at December 31, 2016, and 135,576,524 shares issued and outstanding at December 31, 2015	774,133	1,355,766
Additional paid-in capital	2,686,683	3,849,948
Accumulated other comprehensive loss	—	(103,424)
Accumulated deficit	(3,811,846)	(2,976,609)
Total stockholders’ equity	(351,030)	2,125,681
Total liabilities and stockholders’ equity	$6,902	$4,273,238

The accompanying notes are an integral part of these consolidated financial statements.

AlphaPoint Technology, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2016	2015

Revenue	$2,236	$29,308

Operating expenses:
Sales and marketing	3,666	15,520
Compensation	308,336	138,409
Research and development	3,000	—
General and administrative	90,269	62,985
Stock based compensation	—	119,600
Professional fees	223,261	121,369
Bad debt expense	—	4,520
Depreciation and amortization	—	10,000

Total operating expenses	628,532	472,403

Operating loss	(626,296)	(443,095)

Other expenses:
Legal settlement	(33,800)	—
Interest expense	—	(16,774)

Loss from continuing operations	(660,096)	(459,869)

Discontinued operations:
Loss on discontinued operations	(674,626)	(431,848)
Gain (loss) on disposal of discontinued operations	499,485	—

Loss from discontinued operations	(175,141)	(431,848)

Net loss	$(835,237)	$(891,717)

Net loss per share - basic and diluted:
Net loss per share - continuing operations	$(0.01)	$(0.00)
Net loss per share - discontinued operations	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and dilutive	101,568,495	108,309,020

Comprehensive loss:
Net loss	$(835,237)	$(891,717)
Foreign currency translation adjustments	(88,440)	(103,424)
Reclassification adjustment for amounts included in gain from disposal of discontinued operations	191,864	—
Comprehensive loss	$(731,813)	$(995,141)

The accompanying notes are an integral part of these consolidated financial statements.

AlphaPoint Technology, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

				Accumulated
	Common Stock		Additional	Other		Total
		Par Value	Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	$0.01	Capital	Income (Loss)	Deficit	Equity

Balance as of December 31, 2014	186,282,453	$1,862,825	$3,887,220	$—	$(2,084,892)	$3,665,153

Unwinding of N’Compass	(127,832,453)	(1,278,325)	(3,559,220)	—	—	(4,837,545)

Stock issued to officer for services	2,000,000	20,000	80,000	—	—	100,000

Stock issued to consultant for services	200,000	2,000	17,600	—	—	19,600

Stock issued in exchange for shares in STR	58,163,265	581,633	2,326,530	—	—	2,908,163

Conversion of shareholder loans	16,763,259	167,633	1,097,818	—	—	1,265,451

Foreign currency exchange	—	—	—	(103,424)	—	(103,424)

Net loss	—	—	—	—	(891,717)	(891,717)

Balance as of December 31, 2015	135,576,524	1,355,766	3,849,948	(103,424)	(2,976,609)	2,125,681

Foreign currency exchange	—	—	—	(88,440)	—	(88,440)

Unwinding of STR acquisition	(58,163,265)	(581,633)	(1,163,265)	191,864	—	(1,553,034)

Net loss	—	—	—	—	(835,237)	(835,237)

Balance as of December 31, 2016	77,413,259	$774,133	$2,686,683	$—	$(3,811,846)	$(351,030)

The accompanying notes are an integral part of these consolidated financial statements.

AlphaPoint Technology, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	Year Ended
	December 31,
	2016	2015

Cash Flows from Operating Activities:
Net loss	$(835,237)	$(891,717)
Adjustment to reconcile net loss to net cash used in operations:
Bad debt expense	—	4,520
Depreciation and amortization	274,909	152,402
Stock-based and non-cash compensation	—	119,600
Gain on disposal of discontinued operations	(499,485)	—
Foreign currency exchange gain	(15,615)	(11,601)
Changes in assets and liabilities:
Accounts payable and accrued expenses	443,596	18,731
Accounts receivable	211,732	(338,189)
Prepaid expenses and other current assets	247	160,839
Deferred revenue and customer deposits	280,044	353,293
Net Cash Used in Operating Activities	$(139,809)	$(432,122)

Cash Flows from Investing Activities:
Cash received in the acquisition of STR	$—	$363,632
Purchases of property and equipment	—	(1,501)
Net Cash Provided by Investing Activities	—	362,131

Cash Flows from Financing Activities:
Proceeds from payments on notes receivable	130,000	—
Net proceeds from stockholder loans	—	96,410
Payments on long-term debt	(11,494)	(6,969)
Net Cash Provided by Financing Activities	$118,506	$89,441

Effect of fluctuations in foreign currency exchange rates	(21,909)	24,487

Net change in cash	$(43,212)	$43,937

Cash at beginning of year	44,625	688

Cash at end of year	$1,413	$44,625

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$9,100
Cash paid for income taxes	$—	$0

NON CASH FINANCING TRANSACTIONS

During 2015, shareholder loans totaling $1,173,428 and $92,022 in related accrued interest were converted into 16,763,259 shares of common stock.

During 2016, the Company unwound the STR acquisition, which resulted in a reversal of common stock, additional paid-in capital and accumulated other comprehensive totaling $1,641,474.

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

In October 2015, under a share exchange agreement (“SEA”) AlphaPoint acquired 100% of the outstanding equity of STR Ltd. in exchange for 58,163,265 shares of its common stock and a promissory note in the amount of $900,000. STR, Ltd. was founded in 2009 to provide revenue acceleration solutions to large organizations through the performance improvement and effective execution of their sales teams.

Subsequently, the parties to the SEA believe that the intended benefits have not been realized, and agreed to unwind the transaction and negotiated and finalized the terms of an Unwind Agreement (the “Unwind”). The agreement became effective on May 31, 2016, which essentially unwound the SEA. Pursuant to the Unwind, all STR Shareholders surrendered their shares and rights in AlphaPoint and AlphaPoint conveyed to STR Shareholders all of its shares, rights and ownership interest in STR, subject to STR’s payment in full of a $130,000 promissory note. As a result of the Unwind, the Company has 58,163,265 fewer shares issued and outstanding.  None of the STR Shareholders or their assignees owns any interest in AlphaPoint.  In addition, the shareholders of STR agreed to forgive certain intercompany receivables due from AlphaPoint as well as the notes payable totaling $900,000 issued as part of the original consideration in the SEA.

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

Discontinued Operations

As a result of the STR Unwind transaction described above, AlphaPoint deconsolidated the assets, liabilities, income, and expenses of STR and presented the results of operations of that entity as discontinued operations and excluded from the Company’s continuing operations for all periods presented in the accompanying consolidated statements of operations. Furthermore, STR’s assets and liabilities as of December 31, 2015 are separately presented in the accompanying consolidated balance sheets. A gain on the disposal of STR was recognized as the excess of the consideration issued in the Unwind over the carrying amount of the net assets disposed.

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

At each balance sheet date, the Company performs an analysis of all instruments subject to fair value measurement.  The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. As of December 31, 2016 and 2015 the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Research and Development

The Company expenses research and development costs when incurred.  Research and development costs include engineering, programmer costs and testing of product and outputs.  Indirect costs related to research and development are allocated based on percentage usage to the research and development.  The Company incurred $3,000 and $23,451 in research and development costs for the years ended December 31, 2016 and 2015, respectively, and are included in the loss from continuing operations and discontinued operations, respectively.

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

4.    Acquisition of Strategy to Revenue, Ltd.

Effective October 14, 2015, AlphaPoint entered in to a share exchange agreement to acquire all outstanding equity of STR, Ltd., a United Kingdom company, for a total purchase price of approximately $3.8 million.   The purchase price consisted of 58,163,265 shares of common stock in AlphaPoint and notes payable to the former STR Ltd. shareholders totaling $900,000.  The fair value of the issued shares at the acquisition date was approximately $0.05 per share, which was the closing price of the stock on October 14, 2015 and yielded an approximate value of $2.9 million.   The acquisition was accounted for as a business combination in accordance with FASB ASC 805, and related operating results are included in the accompanying consolidated statements of comprehensive loss for periods subsequent to the acquisition date.

Total transaction related costs were approximately $30,000 and are included in professional fees for the year ended December 31, 2015 in the accompanying consolidated statements of comprehensive loss.

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

5.    Discontinued Operations

As a result of the Unwind described in Note 1, AlphaPoint deconsolidated the assets, liabilities, income, and expenses of STR and recorded the results of operations of that entity as discontinued operations in the accompanying consolidated statements of operations. Furthermore, STR’s assets and liabilities as of December 31, 2015 are separately presented in the accompanying consolidated balance sheets. A gain on the disposal of STR was recognized as the excess of the consideration received in the Unwind over the carrying amount of the net assets disposed. The Company followed the guidance in ASC 205-20, Discontinued Operations; ASC 810-10-40, Consolidation – Derecognition; ASC 845, Nonmonetary Transactions; as well as the SEC’s interpretive guidance on discontinued operations, spin-offs, and divestitures.

As a result of this transaction, the Company wrote off the net assets of STR, which had a carrying value on the effective date of the Unwind of $2,494,211 and accumulated other comprehensive loss related to cumulative translation adjustments of $191,864. Consideration received in the Unwind consisted of: (a) $130,000 note receivable, (b) $410,660 intercompany payables to STR forgiven, (c) $900,000 notes payable forgiven, and (d) $1,744,898 fair value of the shares reacquired by AlphaPoint; for a total consideration received of $3,185,558. The resulting gain on disposal was $499,485, which is reflected in discontinued operations in the accompanying consolidated statements of operations. The fair value of the shares reacquired was approximately $0.03 per share, which was the closing price of the stock on May 31, 2016.

Below is a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operation:

December 31, 2015

Carrying amounts of major classes of assets included as part of discontinued operations:
Cash	$692
Accounts receivable, net	714,456
Prepaid and other current assets	23,195
Total current assets	738,343

Intangible assets, net	3,244,198
Goodwill	169,160
Property and equipment, net	76,912
Total noncurrent assets	3,490,270
Total assets	$4,228,613

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Notes payable, current	$450,000
Notes payable to bank	103,513
Accounts payable	324,151
Accrued expenses	310,373
Deferred revenue and customer deposits	425,239
Total current liabilities	1,613,276

Notes payable, net of current portion	450,000
Other non current liabilities	8,072
Total noncurrent liabilities	458,072
Total liabilities	$2,071,348

Below is a presentation of the results from the STR business included in the net loss from discontinued operations:

	Year ended December 31, 2016	Year ended December 31, 2015

Revenues	$1,278,820	$640,607
Cost of Revenues	382,588	282,475
Gross Profit	896,232	358,132

Operating expenses:
Compensation	807,158	322,545
Research and Development	14,488	23,451
Professional Fees	147,386	46,083
General and Administrative	357,959	395,155
Foreign Currency Transaction Gain	(35,259)	(11,601)
Depreciation and Amortization	274,909	5,273
Total Operating Expenses	1,566,641	780,906

Interest expense	(4,217)	(9,074)
Net loss from discontinued operations	$(674,626)	$(431,848)

The following table provides the total operating and financing cash flows of the discontinued operations included in the accompanying consolidated statement of cash flows:

	Year ended December 31, 2016	Year ended December 31, 2015

Cash flows from discontinued operating activities:
Net loss from discontinued operations	$(674,626)	$(431,848)
Adjustments to reconcile Net Loss to net cash used by operating activities:
Depreciation and amortization	274,909	142,402
Foreign currency exchange gain	(15,615)	(11,601)
Changes in assets and liabilities:
Employee advances	(25,958)	—
Accounts receivable	211,732	(344,828)
Accounts payable and accrued expenses	144,153	42,520
Deferred revenue	282,280	351,057
Other current assets	24,932	160,839
Other non-current liabilities	22,245	—
Net Cash Used by Operating Activities	$244,052	$(91,459)

Cash flows from investing activities:
Cash received in the acquisition of STR	$—	$363,632
Purchases of property and equipment	—	(1,501)
Net Cash Provided by Investing Activities	$—	$362,131

Cash flows from financing activities:
Repayments of long-term debt	$(11,494)	$(6,969)
Net proceeds from long-term debt	—	96,410
Net Cash Used by Financing Activities	$(11,494)	$89,441

6.    Income Taxes

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

	For the Year Ended December 31,
	2016	2015

Tax expense (benefit) at the statutory rate	$(283,981)	$(303,184)
State income taxes, net of federal income tax benefit	(30,069)	(32,102)
Tax on foreign operations different from U.S. rate	51,425	40,497
Deferred tax asset revaluation	—	243,119
Change in valuation allowance	262,625	51,670
Total	$—	$—

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

As of December 31, 2016 and December 31, 2015, the Company has net operating losses from operations. The carry forwards expire through the year 2034. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A full valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of December 31, 2016 and December 31, 2015 is as follows:

	December 31, 2016	December 31, 2015

Deferred tax assets	$1,098,759	$836,134
Valuation allowance	(1,098,759)	(836,134)
Net deferred tax asset	$—	$—

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years. As of December 31, 2016 the Company has net operating loss carry forwards, of approximately $1.3 million.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2013 through 2015.  The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the years ended December 31, 2016 and 2015. Management has not identified any uncertain tax positions.

7.    Related Party Transactions

Loans from Shareholder

In support of the Company’s efforts and cash requirements, it has historically relied upon advances from related parties. At December 31, 2016 and 2015, loans payable to shareholders and affiliates totaled $53,762 and $6,500, respectively. In December, 2015, advances from stockholders in the amount of $1,173,428, which reflected additional borrowings during the year, was converted into 16,763,259 shares of common stock at a conversion price of $0.07 per shares. Interest accrued on these loans as of the conversion date was $92,022, which has been forgiven and is included in Additional Paid-in Capital in the accompanying consolidated balance sheet.

8.    Equity

The total number of shares of capital stock which the Company shall have authority to issue is five hundred million (500,000,000) common shares with a par value of $0.01, of which 77,413,259 have been issued.  The Company intends to issue additional shares in an effort to raise capital to fund its operations.  Common shareholders have one vote for each share held.

No holder of shares of stock of any class is entitled, as a matter of right, to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

On December 27, 2015 the Board passed a resolution to issue 16,763,259 shares for the conversion of loans due to related parties.  Refer to Note 8 for further details.

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

9.    Commitments

The Company entered into a month to month rental agreement for its office facilities in Sarasota Florida, expiring on February 28, 2013.  Accordingly, the Company is currently making rent payments on a month-to-month basis. The rental agreement calls for monthly payments of rent of $2,651 plus the costs of utilities and maintenance to the facilities. Rent expense for the years ended December 31, 2016 and 2015 for the facility in Sarasota Florida was $30,104 and $25,087, respectively.

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

Litigation

From time to time the Company may become a party to litigation matters involving claims against the Company.  Current regulations and reporting requirements require the Company to disclose any legal proceedings that are ongoing and could have a material impact on the consolidated financial statements.

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

11.    Subsequent events

Management has evaluated subsequent events that occurred through the date of this report that would have a material impact on our financial statements. Based on the evaluation, management did not identify any subsequent events that would require adjustment or disclosure in the accompanying consolidated financial statements.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  The framework used by management in making that assessment was the criteria set forth in the document entitled ” Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2016, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended, due to a material weakness related to the lack of an audit committee.

Management intends to give consideration to adopting a more rigorous corporate governance, including the formation of an audit committee during 2017.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages as of March 27, 2016 is as follows:

NAME AND ADDRESS	AGE	POSITION(S)

Gary Macleod 6114 Glen Abbey Lane Bradenton, FL 34202	53	Co-Founder/Chief Executive Officer and member of the Board of Directors and Director of STR Inc.

Paul Lee Avery 88 Mohican Road Blairstown, NJ 07805	75	Co-Founder/Consultant and member of the Board of Directors

John Peter Satta 176 Stillwater Road Hardwick, NJ 07825	58	Co-Founder/Consultant and member of the Board of Directors

Kimberly March-Crew 991 Smithbridge Road Glen Mills, PA 19342	52	Member of the Board of Directors

Peter Breen 35 Amherst Drive Basking Ridge, NJ 07920	51	Member of the Board of Directors

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

CONFLICTS OF INTEREST

Other than Mr. Gary Macleod, CEO and director, the management team is comprised of consultants, shareholders and directors that are not obligated to commit their full time and attention to our business and accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities that are engaged in business activities similar to those we intend to conduct.

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

Our Board of Directors is comprised of Mr. Gary Macleod who is involved in the day to day operations, Mr. Paul Avery, Mr. John Satta who were integral to our formation, Ms. Kimberly March-Crew and Peter Breen who are Independent. As with most small, early stage companies until such time our Company further develops our business, achieves a stronger revenue base and has sufficient working capital, the Company does not have any immediate prospects to attract additional independent directors. When the Company is able to expand our Board of Directors to include more independent directors, the Company intends to establish an Audit and Compensation Committees of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and the Company is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

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

Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position		($)	($)	($)	($)	($)	($)	($)	($)

Gary Macleod, CEO, Director	2016 2015	$ 234,600 $ 46,875	— —	— —	— —	— —	— —	— —	$ 234,600 $ 46,875

Geoff Bicknell, CFO, Director	2016 2015	$ 41,665 $ 41,665	— —	— $ 100,000	— —	— —	— —	— —	$ 41,665 $ 141,665

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2016.

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

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, CHANGE-IN-CONTROL ARRANGEMENTS (All employment agreements were voided at the time of the Unwind.

On October 15, 2015 the company entered into employment agreements with the following executives:

•	Gary Macleod
•	Geoffrey Bicknell
•	Matthew Downes
•	Dominic Jones
•	James Ninivaggi
•	Mark Svainson
•	Martin Dean
•	Robert Fox
•	Gerald Letendre

As a result of the unwind agreement with STR, all employment agreements were terminated.

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

Title of Class [3]	Name and Address of Beneficial Owner [1]	Number	Percent of Class [2]

Directors and Officers:
Common Stock	Gary Macleod, CEO, Director 6114 Glen Abbey Lane, Bradenton, FL 34202	17,177,528	22.1%
Common Stock	Paul Avery, Director 88 Mohican Road, Blairstown, NJ 07805	8,813,750	11.3%
Common Stock	John Satta, Director 176 Stillwater Road, Hardwick, NJ 07825	1,500,000	1.9%
Common Stock	Kimberly March-Crew, Director 991 Smithbridge Road, Glen Mills, PA 19342	250,000	0.3%
Common Stock	Peter Breen , Director 35 Amherst Drive, Basking Ridge, NJ 07920	1,000,000	1.2%

DIRECTORS AND OFFICERS AS A GROUP		28,741,278	36.8%

Greater than 5% Shareholders:
Common Stock	Marion LaSala 688 Pines Lake Drive, Wayne, NJ 07470	10,557,160	13.6%

__________

[1] The person(s) named above may be deemed to be a “parent” and “promoter” of our Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Mr. Macleod is the only “promoter” of our Company.

[2] Based on 77,413,259 shares issued and outstanding as of the date of this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Loans from Shareholders and other affiliates

We received advances from shareholders in the amount of $46,762 and $96,410 for the years ended December 31, 2016 and 2015, respectively, to fund our operating needs. The accumulation of these advances were in the amount of $53,262 and $6,500 as of December 31, 2016, and 2015, respectively (see Table below).

The amounts were comprised of $13,262 and $6,500 for the years 2016 and 2015, respectively, from Gary Macleod, the majority shareholder; $40,500 and $ — for the years 2016 and 2015, respectively, from Marion LaSala, a beneficial shareholder. These obligations have not been formalized by promissory notes or other writing. Terms have not been defined; however, the Company recognizes the nature of the financing and is accruing interest at the lowest legal interest rate, the Applicable Federal Rate. There are no other relationships or related party transactions. In December 2015, advances totaling $1,173,478 were converted into shares of common stock as discussed in Note 7 to the audited financial statements.

	December 31, 2016	December 31, 2015
Balance due to:
Gary Macleod	$13,262	$6,500
Marion LaSala	40,500	—
	$53,762	$6,500

Additionally, at December 31, 2016 and 2015, the Company had accrued compensation payable to Gary Macleod in the amount of $195,500 and $0, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We have been billed $48,000 and $75,000 in fees by our current principal accounting firm, Gregory, Sharer & Stuart, P.A. for audit and review services in connection with the Company’s 10-K and 10-Q filings in 2016 and 2015, respectively.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2016 and 2015 paid to our principal accounting firm.

Tax Fees

For the Company’s years ended December 31, 2016 and 2015, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the years ended December 31, 2016 and 2015.

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

ALPHAPOINT TECHNOLOGY, INC.

By	/s/ Gary Macleod	Date: March 31, 2017
Gary Macleod
Principle Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Gary Macleod	Date: March 31, 2017
Gary Macleod
Director

By	/s/ Paul Avery	Date: March 31, 2017
Paul Avery
Director

By	/s/ John Satta	Date: March 31, 2017
John Satta
Director

By	/s/ Kimberly Crew	Date: March 31, 2017
Kimberly March-Crew
Director

By	/s/ Peter Breen	Date: March 31, 2017
Peter Breen
Director