Form 10-Q
period 2017-03-31
AlphaPoint Technology, Inc.
filed 2017-05-11
CIK 1473654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.01 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]  No [X]

As of May 10, 2017, the Company had 77,413,259 shares of Common Stock outstanding.

ALPHAPOINT TECHNOLOGY, INC. and Subsidiaries

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AlphaPoint Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2017 (Unaudited)	December 31, 2016 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$286	$1,413
Prepaid and other current assets	6,591	5,489
Total current assets	6,877	6,902

Total assets	$6,877	$6,902

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$52,643	$90,912
Accrued expenses	340,858	213,258
Related party payables	69,935	53,762
Total current liabilities	463,436	357,932

Total liabilities	463,436	357,932

Commitments and contingencies (Note 4)

Stockholders’ deficit:
Common stock, 500,000,000 shares authorized, $0.01 par value, 77,413,259 issued and outstanding at March 31, 2017 and December 31, 2016	774,133	774,133
Additional paid-in capital	2,686,683	2,686,683
Accumulated deficit	(3,917,375)	(3,811,846)
Total stockholders’ deficit	(456,559)	(351,030)
Total liabilities and stockholders’ deficit	$6,877	$6,902

The accompanying notes are an integral part of these consolidated financial statements.

AlphaPoint Technology, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

Revenue	$—	$1,458

Operating expenses:
Compensation	63,401	120,407
Professional fees	21,697	90,797
General and administrative	20,431	42,814
Total operating expenses	105,529	254,018

Loss from continuing operations	(105,529)	(252,560)

Loss on discontinued operations	—	(455,420)

Net loss	$(105,529)	$(707,980)

Earnings (loss) per share - basic and diluted
Net loss per share - continuing operations	$(0.00)	$(0.00)
Net loss per share - discontinued operations	(0.00)	(0.00)
Earnings (loss) per share - basic and diluted	$0.00	$0.00

Weighted average shares outstanding basic and dilutive	77,413,259	135,576,524

Comprehensive loss
Net loss	$(105,529)	$(707,980)
Foreign currency translation adjustments	—	(141,375)
Comprehensive loss	$(105,529)	$(849,355)

The accompanying notes are an integral part of these consolidated financial statements.

AlphaPoint Technology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(105,529)	$(707,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	165,940
Foreign currency exchange gain	—	(120,152)
Changes in assets and liabilities:
Bank overdraft	—	176,859
Accounts receivable	—	232,447
Accounts payable and accrued expenses	89,331	52,587
Deferred revenue	—	(16,930)
Prepaids and other current assets	(1,102)	(41,329)
Other non-current liabilities	—	22,009
Net cash used in operating activities	(17,300)	(236,549)

Cash flows from financing activities:
Advances from related parties	16,173	145,752
Repayments of notes payable	—	(10,360)
Net cash provided by financing activities	16,173	135,392

Effect of fluctuations in foreign currency exchange rates	—	87,518

Net change in cash	(1,127)	(13,639)

Cash and cash equivalents at beginning of period	1,413	45,317

Cash and cash equivalents at end of period	$286	$31,678

Supplemental disclosures of cash flow information:

Cash paid for interest	$—	$1,538
Cash paid for taxes	—	—

The accompanying notes are an integral part of these consolidated financial statements

AlphaPoint Technology, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2017

(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Nature of Operations

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

All references to the previously acquired business Operations, Technology, Development, Sales / Marketing, Alliances and Customers, have been removed for this quarterly report.

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of (a) the consolidated financial position at March 31, 2017 and December 31, 2016 and (b) the consolidated statements of comprehensive loss, and cash flows for the three months ended March 31, 2017 and 2016 have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted. The accompanying statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the year ended December 31, 2016.

Foreign Currency Translation

The assets and liabilities of the Company’s former foreign subsidiary for which the local currency is the functional currency are translated into U.S. dollars using the exchange rate in effect at each balance sheet date and income and expense accounts are translated using weighted average exchange rates for each period during the year. Translation gains and losses are reported as components of accumulated other comprehensive income (“AOCI”), included within stockholders’ equity. Gains and losses from foreign currency transactions are included in the Company’s consolidated statements of operations as part of the loss from discontinued operations.

Application of Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations that follows is based upon our consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The application of GAAP requires the management to make assumptions, judgments and estimates that affect our reported amounts of assets, liabilities, revenue and expenses, and the related disclosures regarding these items. We base the assumptions, judgments and estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial condition or results of operations will be affected. On a regular basis, we evaluate our assumptions, judgments and estimates.

We believe that the assumptions, judgments and estimates involved in the accounting for stock-based compensation and income taxes have the greatest potential impact on our consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates. Historically, our assumptions, judgments and estimates in accordance with our critical accounting policies have not materially differed from actual results.

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

At each balance sheet date, the Company performs an analysis of all instruments subject to fair value measurement.  The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. As of March 31, 2017, and December 31, 2016 the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Revenue recognition

Revenue is generally recognized when:

●	Evidence of an arrangement exists;

●	Delivery has occurred;

●	Fees are fixed or determinable; and

●	Collection is considered probable.

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

Discontinued Operations

In May of 2016, the Company executed an agreement (“the Unwind”) that effectively “unwound” its previous acquisition of Strategy to Revenue, Ltd. (“STR”). Accordingly, the operating results of STR for the quarter ended March 31, 2016 are reflected as a loss from discontinued operations in the accompanying consolidated statements of comprehensive loss.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, which provides guidance on specific cash flow issues with the objective of reducing diversity in practice in how certain cash receipts and cash payments are presented in the statement of cash flows.  ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. The Company elected to early adopt this ASU in the quarter ended September 30, 2016.  There have been no changes in our reported consolidated statements of cash flows as a result of the adoption of ASU 2016-15.

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

Below is a presentation of the results from the STR business included in the net loss from discontinued operations:

For the Three Months Ended March 31, 2016

Revenues	$807,800
Cost of revenues	244,111
Gross profit	563,689

Operating expenses:
Compensation	649,725
Research and development	1,237
Professional fees	95,442
General and administrative	225,379
Foreign currency transaction gain	(120,152)
Depreciation and amortization	165,940
Total operating expenses	1,017,571

Interest expense	(1,538)
Net loss from discontinued operations	$(455,420)

The following table provides the total operating and financing cash flows of the discontinued operations included in the accompanying consolidated statement of cash flows:

For the Three Months Ended March 31, 2016

Cash flows from discontinued operating activities:
Net loss from discontinued operations	$(455,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	165,940
Foreign currency exchange gain	(120,152)
Changes in assets and liabilities:
Employee advances	176,859
Accounts receivable	232,447
Accounts payable and accrued expenses	(175,023)
Deferred revenue	(16,930)
Other current assets	(40,307)
Other non-current liabilities	22,009
Net cash used in operating activities	$(210,577)

Cash flows from financing activities:
Advances from related parties	$145,752
Repayments of notes payable	(10,360)
Net cash used in financing activities	$135,392

6. Subsequent Events

Management has evaluated subsequent events that occurred through the date of this report that would have a material impact on the consolidated financial statements. Based on the evaluation, management did not identify any subsequent events that would require adjustment or disclosure in the accompanying consolidated financial statements.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2017 and 2016

Our consolidated revenues were $0 and $1,458 for the three months ended March 31, 2017 and 2016, respectively.  Revenues from the legacy business have not been significant.

Operating expenses were $105,529 and $254,018 for the three months ended March 31, 2017 and 2016, respectively.  The decrease in year over year expenses resulted mainly from the Company’s efforts at streamlining operations.

Net losses incurred in the periods presented have been primarily due to operating costs.  The Company incurred net losses of $105,529 and $707,980 for the three months ended March 31, 2017 and 2016, respectively.  The net loss from the prior year includes a loss on discontinued operations of $455,420.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the consolidated financial statements, at March 31, 2017, we had a deficit in working capital, an accumulated deficit and a net loss and comprehensive loss.

At March 31, 2017, the Company had current assets of approximately $7,000 including $0 in accounts receivable and current liabilities of approximately $463,000, resulting in a working capital deficit of approximately $456,000.

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

Consequently, there is doubt about the Company's ability to continue to operate as a going concern. As reflected in the consolidated financial statements we have an accumulated deficit from inception of $3,917,375 as of March 31, 2017 and have a loss from continuing operations of $105,529 and $252,560 for the three months ended March 31, 2017 and March 31, 2016, respectively. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and execution of its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to our stockholders.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three months ended March 31, 2017, we reassessed our critical accounting policies and estimates as disclosed in our 2016 Form 10-K; however, we have made no material changes or additions with regard to those policies and estimates.

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

Changes in Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of March 31, 2017, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended, due to a material weakness related to the lack of an audit committee.

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

DATED: May 10, 2017