Form 10-Q
period 2017-06-30
AlphaPoint Technology, Inc.
filed 2017-08-11
CIK 1473654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Common Stock, $.01 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]
(Do not check if smaller reporting company)	Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]  No [X]

As of August 10, 2017, the Company had 77,413,259 shares of Common Stock outstanding.

ALPHAPOINT TECHNOLOGY, INC. and Subsidiaries

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AlphaPoint Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2017 (Unaudited)	December 31, 2016 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$760	$1,413
Prepaid and other current assets	7,692	5,489
Total current assets	8,452	6,902

Total assets	$8,452	$6,902

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$67,270	$90,912
Accrued expenses	406,045	213,258
Related party payables	100,392	53,762
Total current liabilities	573,707	357,932

Total liabilities	573,707	357,932

Commitments and contingencies (Note 4)

Stockholders’ deficit:
Common stock, 500,000,000 shares authorized, $0.01 par value, 77,413,259 issued and outstanding at June 30, 2017 and December 31, 2016	774,133	774,133
Additional paid-in capital	2,686,683	2,686,683
Accumulated deficit	(4,026,071)	(3,811,846)
Total stockholders’ deficit	(565,255)	(351,030)
Total liabilities and stockholders’ deficit	$8,452	$6,902

The accompanying notes are an integral part of these consolidated financial statements.

AlphaPoint Technology, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue	$—	$453	$—	$1,911
Cost of revenue	—	—	—	—
Gross profit	—	453	—	1,911

Operating expenses:
Compensation	67,739	81,537	131,140	201,944
Professional fees	28,566	49,771	50,263	140,568
General and administrative	12,389	18,342	32,820	61,156
Depreciation and amortization	—	—	—	—
Total operating expenses	108,694	149,650	214,223	403,668

Loss from operations of continuing operations	(108,694)	(149,197)	(214,223)	(401,757)

Interest Expense	—	—	—	—

Loss of continuing operations	(108,694)	(149,197)	(214,223)	(401,757)

Discontinued operations:
Loss from operations of discontinued operations	—	(219,206)	—	(674,626)
Gain from disposal of discontinued operations	—	499,485	—	499,485
Gain (loss) on discontinued operations	—	280,279	—	(175,141)

Net income (loss)	$(108,694)	$131,082	$(214,223)	$(576,898)

Earnings (loss) per share, basic and diluted
Continuing operations	(0.00)	(0.00)	(0.00)	(0.00)
Discontinued operations	0.00	0.00	0.00	(0.00)
Earnings (loss) per share, basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average shares outstanding primary and dilutive	77,413,259	125,989,173	77,413,259	116,401,821

The accompanying notes are an integral part of these consolidated financial statements.

AlphaPoint Technology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(214,223)	$(576,898)
Adjustments to reconcile Net Loss to net cash used by operating activities:
Depreciation and amortization	—	274,909
Foreign currency exchange gain	—	(15,615)
Gain on disposal of discontinued operations, net of cash	—	(503,193)
Changes in assets and liabilities:
Employee advances	—	(25,958)
Accounts receivable	—	211,732
Accounts payable and accrued expenses	169,145	260,449
Deferred revenue	—	280,369
Prepaids and other current assets	(2,205)	22,889
Other non-current liabilities	—	22,245
Net Cash Used by Operating Activities	(47,283)	(49,071)

Cash Flows from Financing Activities:
Net proceeds from stockholder loans	46,630	—
Repayments of long-term debt	—	(11,494)
Proceeds from note receivable	—	60,000
Net Cash Provided by Financing Activities	46,630	48,506

Effect of fluctuations in foreign currency exchange rates	—	(18,200)

Net Change in Cash	(653)	(18,765)

Cash at beginning of period	1,413	44,625

Cash at end of period	$760	$25,860

Supplemental disclosures of cash flow information:

Cash paid for interest	$—	$4,217
Cash paid for taxes	—	—

The accompanying notes are an integral part of these consolidated financial statements

AlphaPoint Technology, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

June 30, 2017

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

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of (a) the consolidated financial position at June 30, 2017 and December 31, 2016 and (b) the consolidated statements of operations, and cash flows for the six months ended June 30, 2017 and 2016 have been made.

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

Application of Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations that follows is based upon our consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The application of GAAP requires management to make assumptions, judgments and estimates that affect our reported amounts of assets, liabilities, revenue and expenses, and the related disclosures regarding these items. We base the assumptions, judgments and estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial condition or results of operations will be affected. On a regular basis, we evaluate our assumptions, judgments and estimates.

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

At each balance sheet date, the Company performs an analysis of all instruments subject to fair value measurement.  The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. As of June 30, 2017, and December 31, 2016 the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Income taxes

The Company accounts for income taxes under the liability method.  Deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.  A valuation allowance may be applied against the net deferred tax due to the uncertainty of its ultimate realization.

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

Discontinued Operations

In May of 2016, the Company executed an agreement (“the Unwind”) that effectively “unwound” its previous acquisition of Strategy to Revenue, Ltd. (“STR”). Accordingly, the operating results of STR for the quarter ended June 30, 2016 are reflected as a loss from operations of discontinued operations in the accompanying consolidated statements of operations.

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

The following table provides the total operating and financing cash flows of the discontinued operations included in the accompanying consolidated statement of cash flows:

Six months ended June 30, 2016
Cash flows from discontinued operating activities:
Net loss from discontinued operations	$(674,626)
Adjustments to reconcile Net Loss to net cash used by operating activities:
Depreciation and amortization	274,909
Foreign currency exchange gain	(15,615)
Changes in assets and liabilities:
Employee advances	(25,958)
Accounts receivable	211,732
Accounts payable and accrued expenses	144,153
Deferred revenue	282,280
Other current assets	24,932
Other non-current liabilities	22,245
Net Cash Provided by Operating Activities	$244,052

Cash flows from financing activities:
Repayments of long-term debt	$(11,494)
Net Cash Used by Financing Activities	$(11,494)

6. Subsequent Events

Management has evaluated subsequent events that occurred through the date of this report that would have a material impact on the consolidated financial statements.  On July 3, 2017, the Company approved the signing of a non-binding Letter of Intent (“LOI”) for the acquisition of Home Bistro, Inc., (“Home Bistro”) a Delaware Corporation.  The LOI contains a binding confidentiality provision.  If after a period of due diligence all terms and conditions are agreed and conditions to Closing are met, definitive agreements would be executed, and Home Bistro would become a wholly owned subsidiary of the Company.  If Closing occurs as anticipated, these transactions could be dilutive to existing shareholders.  No assurance can be had that the above transactions will be satisfactorily concluded.  If these transactions are in fact concluded, the acquisition will be reported in a report on Form 8-K.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2017 and 2016

Our consolidated revenues were $0 and $453 for the three months ended June 30, 2017 and 2016, respectively.  Revenues from the legacy business have not been significant.

Operating expenses were $108,694 and $149,650 for the three months ended June 30, 2017 and 2016, respectively.  The decrease in year over year expenses resulted mainly from the Company’s efforts at streamlining operations.

Net losses incurred in the periods presented have been primarily due to operating costs.  The Company incurred a net loss of $108,694 and realized net income of $131,082 for the three months ended June 30, 2017 and 2016, respectively.  Net income from the six months ended June 30, 2016 includes a gain on discontinued operations of $280,279.

Six months ended June 30, 2017 and 2016

Our consolidated revenues were $0 and $1,911 for the six months ended June 30, 2017 and 2016, respectively.  Revenues from the legacy business have not been significant.

Operating expenses were $214,223 and $403,668 for the six months ended June 30, 2017 and 2016, respectively.  The decrease in year over year expenses resulted mainly from the Company’s efforts at streamlining operations.

Net losses incurred in the periods presented have been primarily due to operating costs.  The Company incurred net losses of $214,223 and $576,898 for the six months ended June 30, 2017 and 2016, respectively.  The net loss from the six months ended June 30, 2016 includes a loss on discontinued operations of $674,626.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the consolidated financial statements, at June 30, 2017, we had a deficit in working capital, an accumulated deficit and a net loss.

At June 30, 2017, the Company had current assets of approximately $8,000 including $0 in accounts receivable and current liabilities of approximately $574,000, resulting in a working capital deficit of approximately $566,000.

We depend on advances from shareholders, to meet any shortfall in meeting our obligations. However, we will require working capital to meet our current shortfall in working capital. If the Company is unable to raise the funds partially through stock offerings, the Company will seek alternative financing through means such as borrowings from institutions or private individuals. There can be no assurance that the Company will be able to raise such funds.

Consequently, there is doubt about the Company’s ability to continue to operate as a going concern. As reflected in the consolidated financial statements we have an accumulated deficit from inception of $4,026,071 as of June 30, 2017 and have a loss from continuing operations of $214,223 and $401,757 for the six months ended June 30, 2017 and June 30, 2016, respectively. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and execution of its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the six months ended June 30, 2017, we reassessed our critical accounting policies and estimates as disclosed in our 2016 Form 10-K; however, we have made no material changes or additions with regard to those policies and estimates.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of June 30, 2017, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended, due to a material weakness related to the lack of an audit committee.

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

DATED: August 11, 2017