Form 10-Q
period 2017-09-30
AlphaPoint Technology, Inc.
filed 2017-11-08
CIK 1473654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 30, 2017, the Company had 77,413,259 shares of Common Stock outstanding.

ALPHAPOINT TECHNOLOGY, INC. and Subsidiaries

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AlphaPoint Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2017 (Unaudited)	December 31, 2016 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$358	$1,413
Prepaid and other current assets	7,692	5,489
Total current assets	8,050	6,902

Total assets	$8,050	$6,902

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$59,926	$90,912
Accrued expenses	399,885	213,258
Related party payables	188,988	53,762
Total current liabilities	648,799	357,932

Total liabilities	648,799	357,932

Commitments and contingencies (Note 4)

Stockholders’ deficit:
Common stock, 500,000,000 shares authorized, $0.01 par value, 77,413,259 issued and outstanding at September 30, 2017 and December 31, 2016	774,133	774,133
Additional paid-in capital	2,686,683	2,686,683
Accumulated deficit	(4,101,565)	(3,811,846)
Total stockholders’ deficit	(640,749)	(351,030)
Total liabilities and stockholders’ deficit	$8,050	$6,902

The accompanying notes are an integral part of these consolidated financial statements.

AlphaPoint Technology, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue	$—	$325	$—	$2,236

Operating expenses:
Compensation	60,388	26,404	191,528	228,348
Professional fees	8,550	67,210	58,813	207,778
General and administrative	6,558	34,687	39,378	95,843
Total operating expenses	75,496	128,301	289,719	531,969

Loss from operations of continuing operations	(75,496)	(127,976)	(289,719)	(529,733)

Legal Settlement	—	(33,800)	—	(33,800)

Loss of continuing operations	(75,496)	(161,776)	(289,719)	(563,533)

Discontinued operations:
Loss from operations of discontinued operations	—	—	—	(674,626)
Gain from disposal of discontinued operations	—	—	—	499,485
Loss on discontinued operations	—	—	—	(175,141)

Net loss	$(75,496)	$(161,776)	$(289,719)	$(738,674)

Loss per share, basic and diluted
Continuing operations	(0.00)	(0.00)	(0.00)	(0.01)
Discontinued operations	—	—	—	0.00
Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding primary and dilutive	77,413,259	77,413,259	77,413,259	109,679,012

Comprehensive loss:
Net loss	$(75,496)	$(161,776)	$(289,719)	$(738,674)
Foreign currency translation adjustment	—	—	—	(88,440)
Reclassification adjustment for amounts included in Gain from disposal of discontinued operations	—	—	—	191,864
Comprehensive loss	$(75,496)	$(161,776)	$(289,719)	$(635,250)

The accompanying notes are an integral part of these consolidated financial statements.

AlphaPoint Technology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(289,719)	$(738,674)
Adjustments to reconcile Net Loss to net cash used by operating activities:
Depreciation and amortization	—	274,909
Foreign currency exchange gain	—	(15,615)
Gain on disposal of discontinued operations, net of cash	—	(503,193)
Changes in assets and liabilities:
Employee advances	—	(25,559)
Accounts receivable	—	211,732
Accounts payable and accrued expenses	155,641	365,573
Deferred revenue	—	280,044
Prepaids and other current assets	(2,203)	21,867
Other non-current liabilities	—	22,245
Net Cash Used by Operating Activities	(136,281)	(106,671)

Cash Flows from Financing Activities:
Net proceeds from stockholder loans	135,226	—
Repayments of long-term debt	—	(11,494)
Proceeds from note receivable	—	119,950
Net Cash Provided by Financing Activities	135,226	108,456

Effect of fluctuations in foreign currency exchange rates	—	(18,200)

Net Change in Cash	(1,055)	(16,415)

Cash at beginning of period	1,413	44,625

Cash at end of period	$358	$28,210

Supplemental disclosures of cash flow information:

Cash paid for interest	$—	$—
Cash paid for taxes	—	—

The accompanying notes are an integral part of these consolidated financial statements

AlphaPoint Technology, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

September 30, 2017

(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Nature of Operations

AlphaPoint’s principal objective is to partner with innovative technology focused companies that are interested in pursuing growth through the public markets. We are attempting to assemble a portfolio of high-quality businesses and establish a sustainable business model, to achieve superior and sustainable financial results.

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

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of (a) the consolidated financial position at September 30, 2017 and December 31, 2016 and (b) the consolidated statements of comprehensive loss, and cash flows for the nine months ended September 30, 2017 and 2016 have been made.

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

Foreign Currency Translation

The assets and liabilities of the Company’s former foreign subsidiary for which the local currency is the functional currency are translated into U.S. dollars using the exchange rate in effect at each balance sheet date and income and expense accounts are translated using weighted average exchange rates for each period during the year. Translation gains and losses are reported as components of accumulated other comprehensive income (“AOCI”), included within stockholders’ equity. Gains and losses from foreign currency transactions are included in the Company’s consolidated statements of comprehensive loss as part of the loss from discontinued operations.

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

At each balance sheet date, the Company performs an analysis of all instruments subject to fair value measurement.  The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. As of September 30, 2017, and December 31, 2016 the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Discontinued Operations

In May of 2016, the Company executed an agreement (“the Unwind”) that effectively “unwound” its previous acquisition of Strategy to Revenue, Ltd. (“STR”). Accordingly, the operating results of STR for the quarter ended September 30, 2016 are reflected as a loss from operations of discontinued operations in the accompanying consolidated statements of comprehensive loss.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The amendment to the standard is effective for the Company beginning after December 15, 2017. While the Company is currently assessing the impact of the new standard, it does not expect this new guidance to have a material impact on its consolidated financial statements.

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

5. Discontinued Operations

A gain on the disposal of STR was recognized as the excess of the consideration issued in the Unwind over the carrying amount of the net assets disposed.  As a result of the Unwind described in Note 1, AlphaPoint deconsolidated the assets, liabilities, income, and expenses of STR and recorded the results of operations of that entity as discontinued operations in the accompanying consolidated statements of comprehensive loss.

Below is a presentation of the results from the STR business included in the net loss from discontinued operations:

Nine months ended September 30, 2016

Revenues	$1,278,820
Cost of Revenues	382,588
Gross Profit	896,232

Operating expenses:
Compensation	807,158
Research and Development	14,488
Professional Fees	147,386
General and Administrative	357,959
Foreign Currency Translation (Gain) Loss	(35,259)
Depreciation and Amortization	274,909
Total Operating Expenses	1,566,641

Interest expense	(4,217)
Net loss from discontinued operations	$(674,626)

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

Subsequently, the parties to the SEA believe that the intended benefits had not been realized, and agreed to unwind the transaction and negotiated and finalized the terms of an Unwind Agreement (the “Unwind”). The agreement became effective on May 31, 2016, which essentially unwound the SEA.

AlphaPoint management is currently seeking alternative opportunities in line with their original strategy of acquiring a business in the technology sector that is capable of growth and development.

RESULTS OF OPERATIONS

Three months ended September 30, 2017 and 2016

Our consolidated revenues were $0 and $325 for the three months ended September 30, 2017 and 2016, respectively.  Revenues from the legacy business have not been significant.

Operating expenses were $75,496 and $128,301 for the three months ended September 30, 2017 and 2016, respectively.  The decrease in year over year expenses resulted mainly from the Company’s efforts at streamlining operations.

Net losses incurred in the periods presented have been primarily due to operating costs.  The Company incurred a net loss of $75,496 and $161,776 for the three months ended September 30, 2017 and 2016, respectively.

Nine months ended September 30, 2017 and 2016

Our consolidated revenues were $0 and $2,236 for the nine months ended September 30, 2017 and 2016, respectively.  Revenues from the legacy business have not been significant.

Operating expenses were $289,719 and $531,969 for the nine months ended September 30, 2017 and 2016, respectively.  The decrease in year over year expenses resulted mainly from the Company’s efforts at streamlining operations.

Net losses incurred in the periods presented have been primarily due to operating costs.  The Company incurred net losses of $289,719 and $738,674 for the nine months ended September 30, 2017 and 2016, respectively.  The net loss from the nine months ended September 30, 2016 includes a loss on discontinued operations of $175,141.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the consolidated financial statements, at September 30, 2017, we had a deficit in working capital, an accumulated deficit and a net loss.

At September 30, 2017, the Company had current assets of approximately $8,000 and current liabilities of approximately $649,000, resulting in a working capital deficit of approximately $641,000.

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

Consequently, there is doubt about the Company’s ability to continue to operate as a going concern. As reflected in the consolidated financial statements we have an accumulated deficit from inception of $4,101,565 as of September 30, 2017 and have a loss from continuing operations of $289,719 and $563,533 for the nine months ended September 30, 2017 and September 30, 2016, respectively. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and execution of its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the nine months ended September 30, 2017, we reassessed our critical accounting policies and estimates as disclosed in our 2016 Form 10-K; however, we have made no material changes or additions with regard to those policies and estimates.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of September 30, 2017, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended, due to a material weakness related to the lack of an audit committee.

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

DATED: November 8, 2017