Form 10-K
period 2017-12-31
AlphaPoint Technology, Inc.
filed 2018-04-02
CIK 1473654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File  333-173028

AlphaPoint Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-3748249
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6371 Business Blvd. Suite 200 Sarasota, FL	34240
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code   (941) 907-8822

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[_] Yes   [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter, June 30, 2017:  $7,741,325

Number of the issuer’s Common Stock outstanding as of March 31, 2018:  77,413,259.

Documents incorporated by reference: None.

ALPHA POINT TECHNOLOGIES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Executive Officers

The following table sets forth information about our executive officers as of December 31, 2017:

Name	Age	Position	Executive Officer Since
Gary W. Macleod	54	President, Chief Executive Officer	2008

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

We are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Effective planning and management processes are necessary to meet these requirements, and we expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the trading price of our common stock could be negatively affected, and we could become subject to investigations by the Securities and Exchange Commission or other regulatory authorities, which could require additional financial and management resources.

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

The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time the Company may become a party to litigation matters involving claims against the Company.  Current regulations and reporting requirements require the Company to disclose any legal proceedings that are ongoing and could have a material impact on the consolidated financial statements for the period ended December 31, 2017.

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

ITEM 4. MINE SAFETY DISCLOSURES

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

	High	Low
Fiscal Year 2016
First quarter ended March 31, 2016	$0.10	$0.04
Second quarter ended June 30, 2016	$0.20	$0.03
Third quarter ended September 30, 2016	$0.10	$0.04
Fourth quarter ended December 31, 2016	$0.06	$0.02

Fiscal Year 2017
First quarter ended March 31, 2017	$0.20	$0.02
Second quarter ended June 30, 2017	$0.20	$0.05
Third quarter ended September 30, 2017	$0.20	$0.06
Fourth quarter ended December 31, 2017	$0.11	$0.02

Approximate Number of Equity Security Holders

On December 31, 2017 the Company’s common stock had a closing price quotation of $0.08. As of December 31, 2017, there were 77,413,259 shares of our common stock outstanding held by approximately 62 certificate holders of record.

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

Our consolidated financial statements are stated in United States Dollars (USD or US $) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

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

We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts, stock-based compensation, valuation of acquired intangible assets, long-lived asset impairment, and income taxes have the greatest potential impact on our consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates. Historically, our assumptions, judgments and estimates in accordance with our critical accounting policies have not materially differed from actual results. For a more detailed discussion of these accounting policies and our use of estimates, refer to Note 1 of our Notes to Consolidated Financial Statements included in this report.

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

Capitalized software costs are stated at cost. The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over three to five years. At December 31, 2017, all software and website development costs had been fully amortized.

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

Share-based Payments

Share-based payments to employees, including grants of employee stock options or shares of stock are recognized as compensation expense in the consolidated financial statements based on their fair values, in accordance with FASB ASC Topic 718. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company may issue restricted stock to consultants for various services. Cost for these transactions is measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is to be measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete. The fair value of the Company’s common stock is obtained from the trading prices on or near the date of the transaction. The Company may issue shares as compensation in the future period for services associated with the registration of the common shares.

Intangible Assets, Long-Lived Assets and Impairment Assessments

Intangible assets with finite lives are amortized over their estimated useful lives. Generally, amortization is based on the straight-line method. There was no impairment expense related to intangible assets during 2017 or 2016.

The Company also evaluates the recoverability of its long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. There were no impairment charges recorded during 2017 or 2016.

Foreign Currency

The assets and liabilities of STR for which the local currency is the functional currency (Pound Sterling) were translated into U.S. dollars using the exchange rate in effect at each balance sheet date and income and expense accounts are translated using weighted average exchange rates for each period during the year. Translation gains and losses are reported as a component of accumulated other comprehensive income (loss), included within stockholders’ deficit. Gains and losses from foreign currency transactions are included in the Company’s consolidated statements of comprehensive loss.  Comprehensive loss from foreign currency translation for the year ended December 31, 2017 and 2016 was $0 and $88,440, respectively.

Results of Operations

For the years ended December 31, 2017 and 2016:

Our consolidated revenues were $0 and $2,236 for the years ended December 31, 2017 and 2016, respectively. The decrease in revenues from 2016 is the result of a full year of recognition of deferred revenue in 2016 not available in 2017.

Operating expenses were $378,421, and $628,532 for the years ended December 31, 2017 and 2016, respectively.  The decrease year over year expenses was mainly due to the curtailment of expenses resulting from the current lack of revenue.

Net losses incurred in the periods presented have been primarily due to losses from discontinued operations and operating costs.  The Company incurred net losses of $378,421 and $835,237 for the years ended December 31, 2017 and 2016, respectively.  The decrease in the year over year net loss was due primarily to the elimination of the discontinued operation of the STR business reflected in the 2016 operating results.

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

Liquidity and Capital Resources

As reflected in the consolidated financial statements, at December 31, 2017 and 2016, we have a deficit in working capital, an accumulated deficit and for the years ended December 31, 2017 and 2016, we have a net loss and comprehensive loss.

At December 31, 2017, the Company had current assets of $1,440 consisting only of cash and current liabilities of $730,891 resulting in a working capital deficit of $729,451.

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

Consequently, there is substantial doubt about the Company’s ability to continue to operate as a going concern. As reflected in the financial statements we have an accumulated deficit from inception of $4,190,267 and have a net loss from operations of $378,421 and $626,296 for the years ended December 31, 2017 and 2016, respectively. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and execution of its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ALPHAPOINT TECHNOLOGIES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

AlphaPoint Technology, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AlphaPoint Technology, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016; the related consolidated statements of comprehensive loss, stockholders’ deficit, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Gregory, Sharer & Stuart, P.A.

We have served as the Company’s auditor since 2016.

/s/ Gregory, Sharer & Stuart, P.A.

St. Petersburg, Florida

April 2, 2018

AlphaPoint Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$1,440	$1,413
Prepaid and other current assets	—	5,489

Total current assets	1,440	6,902

Total assets	$1,440	$6,902

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$57,004	$90,912
Accrued expenses	459,755	213,258
Advances from stockholders	214,132	53,762

Total current liabilities	730,891	357,932

Total liabilities	730,891	357,932

Commitments and contingencies (Notes 8 and 9)

Stockholders’ deficit:
Common stock, 500,000,000 shares authorized, $0.01 par value, 77,413,259 shares issued and outstanding at December 31, 2017 and 2016	774,133	774,133
Additional paid-in capital	2,686,683	2,686,683
Accumulated deficit	(4,190,267)	(3,811,846)
Total stockholders’ deficit	(729,451)	(351,030)
Total liabilities and stockholders’ deficit	$1,440	$6,902

The accompanying notes are an integral part of these consolidated financial statements.

AlphaPoint Technology, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2017	2016

Revenue	$—	$2,236

Operating expenses:
Sales and marketing	—	3,666
Compensation	251,719	308,336
Research and development	—	3,000
General and administrative	57,057	90,269
Professional fees	69,645	223,261

Total operating expenses	378,421	628,532

Operating loss	(378,421)	(626,296)

Other expenses:
Legal settlement	—	(33,800)

Loss from continuing operations	(378,421)	(660,096)

Discontinued operations:
Loss on discontinued operations	—	(674,626)
Gain on disposal of discontinued operations	—	499,485

Loss from discontinued operations	—	(175,141)

Net loss	$(378,421)	$(835,237)

Net loss per share - basic and diluted:
Net loss per share - continuing operations	$(0.00)	$(0.01)
Net loss per share - discontinued operations	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and dilutive	77,413,259	101,568,495

Comprehensive loss:
Net loss	$(378,421)	$(835,237)
Foreign currency translation adjustments	—	(88,440)
Reclassification adjustment for amounts included in gain from disposal of discontinued operations	—	191,864
Comprehensive loss	$(378,421)	$(731,813)

The accompanying notes are an integral part of these consolidated financial statements.

AlphaPoint Technology, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

				Accumulated
	Common Stock		Additional	Other		Total
		Par Value	Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	$0.01	Capital	Income (Loss)	Deficit	Deficit

Balance as of December 31, 2015	135,576,524	1,355,766	3,849,948	(103,424)	(2,976,609)	2,125,681

Foreign currency exchange	—	—	—	(88,440)	—	(88,440)

Unwinding of STR acquisition	(58,163,265)	(581,633)	(1,163,265)	191,864	—	(1,553,034)

Net loss	—	—	—	—	(835,237)	(835,237)

Balance as of December 31, 2016	77,413,259	774,133	2,686,683	—	(3,811,846)	(351,030)

Net loss	—	—	—	—	(378,421)	(378,421)

Balance as of December 31, 2017	77,413,259	$774,133	$2,686,683	$—	$(4,190,267)	$(729,451)

The accompanying notes are an integral part of these consolidated financial statements.

AlphaPoint Technology, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	Year Ended
	December 31,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(378,421)	$(835,237)
Adjustment to reconcile net loss to net cash used in operations:
Depreciation and amortization	—	274,909
Gain on disposal of discontinued operations	—	(499,485)
Foreign currency exchange gain	—	(15,615)
Changes in assets and liabilities:
Accounts payable and accrued expenses	212,589	443,596
Accounts receivable	—	211,732
Prepaid expenses and other current assets	5,489	247
Deferred revenue and customer deposits	—	280,044
Net Cash Used in Operating Activities	$(160,343)	$(139,809)

Cash Flows from Financing Activities:
Proceeds from payments on notes receivable	—	130,000
Stockholder advances	160,370	—
Payments on long-term debt	—	(11,494)
Net Cash Provided by Financing Activities	$160,370	$118,506

Effect of fluctuations in foreign currency exchange rates	—	(21,909)

Net change in cash	$27	$(43,212)

Cash at beginning of year	1,413	44,625

Cash at end of year	$1,440	$1,413

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

NON CASH FINANCING TRANSACTIONS

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

In October 2015, under a share exchange agreement (“SEA”) AlphaPoint acquired 100% of the outstanding equity of Strategy to Revenue Ltd. (“STR”) in exchange for 58,163,265 shares of its common stock and a promissory note in the amount of $900,000. STR, Ltd. was founded in 2009 to provide revenue acceleration solutions to large organizations through the performance improvement and effective execution of their sales teams.

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

Discontinued Operations

As a result of the STR Unwind transaction described above, AlphaPoint deconsolidated the assets, liabilities, income, and expenses of STR and presented the results of operations of that entity as discontinued operations and excluded from the Company’s continuing operations for all periods presented in the accompanying consolidated statements of comprehensive loss. A gain on the disposal of STR was recognized as the excess of the consideration issued in the Unwind over the carrying amount of the net assets disposed.

Foreign Currency Translation

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

At each balance sheet date, the Company performs an analysis of all instruments subject to fair value measurement.  The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. As of December 31, 2017 and 2016 the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Identifiable Intangible Assets

Intangible assets consist of trademarks, domain names, revenue acceleration platforms, advertising and supply contracts, and customer relationships acquired in a business combination. The cost of these assets is amortized under the straight-line method over their respective useful lives. Trademarks and domain names are amortized over a useful life of 10 years, while the remaining intangible assets are amortized over 5 years. AlphaPoint’s intangible assets were fully amortized as of December 31, 2017.

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

Research and Development

The Company expenses research and development costs when incurred.  Research and development costs include engineering, programmer costs and testing of product and outputs.  Indirect costs related to research and development are allocated based on percentage usage to the research and development.  The Company incurred $0 and $3,000 in research and development costs for the years ended December 31, 2017 and 2016, respectively, and are included in the loss from continuing operations and discontinued operations, respectively.

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

2.    Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a history of losses resulting in an accumulated deficit. The Company has been dependent on financing from its majority shareholder and related parties to meet its operating obligations. In view of these matters, there is substantial doubt regarding the Company’s ability to continue as a going concern, which is dependent upon the Company’s ability to identify revenue sources and to achieve a level of profitability. The Company intends on financing its future development activities, marketing plan and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In April 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  The updated guidance simplifies several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  The amendment to the standard became effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption was permitted for any interim or annual period.  The Company has determined that the impact on its consolidated financial statements was immaterial.

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

In November 2015, the FASB issued ASU No. 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes. Under the new accounting standard, deferred tax assets and liabilities are required to be classified as noncurrent, eliminating the prior requirement to separate deferred tax assets and liabilities into current and noncurrent. The new guidance became effective for the Company beginning on January 1, 2017, with early adoption permitted. The standard may be adopted prospectively or retrospectively to all periods presented. The Company determined that adoption of this guidance does not have a material impact on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15 “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, which requires debt issuance costs to be presented in the balance sheet as a deduction from the carrying value of the associated debt liability. The FASB further clarified that for line-of-credit arrangements an entity can continue to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The new guidance should be applied on a retrospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Additionally, the guidance requires disaggregated disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized. The amendments are required to be adopted by the Company on January 1, 2018. Transition to the new guidance may be done using either a full or modified retrospective method. The Company is currently evaluating the full effect that the adoption of this standard will have on the Company’s consolidated financial statements.

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

Below is a presentation of the results from the STR business included in the net loss from discontinued operations:

Year ended December 31, 2016

Revenues	$1,278,820
Cost of Revenues	382,588
Gross Profit	896,232

Operating expenses:
Compensation	807,158
Research and Development	14,488
Professional Fees	147,386
General and Administrative	357,959
Foreign Currency Transaction Gain	(35,259)
Depreciation and Amortization	274,909
Total Operating Expenses	1,566,641

Interest expense	(4,217)
Net loss from discontinued operations	$(674,626)

The following table provides the total operating and financing cash flows of the discontinued operations included in the accompanying consolidated statement of cash flows:

Year ended December 31, 2016

Cash flows from discontinued operating activities:
Net loss from discontinued operations	$(674,626)
Adjustments to reconcile Net Loss to net cash used by operating activities:
Depreciation and amortization	274,909
Foreign currency exchange gain	(15,615)
Changes in assets and liabilities:
Employee advances	(25,958)
Accounts receivable	211,732
Accounts payable and accrued expenses	144,153
Deferred revenue	282,280
Other current assets	24,932
Other non-current liabilities	22,245
Net Cash Used by Operating Activities	$244,052

Cash flows from investing activities:
Cash received in the acquisition of STR	$—
Purchases of property and equipment	—
Net Cash Provided by Investing Activities	$—

Cash flows from financing activities:
Repayments of long-term debt	$(11,494)
Net proceeds from long-term debt	—
Net Cash Used by Financing Activities	$(11,494)

5.    Income Taxes

The Company has not recognized any income tax expense or benefit for the years ended December 31, 2017 and 2016. The Company has a net operating loss (NOL) carryforward of approximately $2.3 million at December 31, 2017 ($1.9 million at December 31, 2016) which has been offset in its entirety by a valuation allowance due to the uncertainty of realization.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the carryforward period.

On December 22, 2017, the 2017 Tax Act was signed into law. One of the provisions of the 2017 Tax Act reduced the corporate federal income tax rate from 35% to 21% effective January 1, 2018. The Tax ACT also limits the annual amount of NOL that can be used to offset taxable income and extends the carryforward period indefinitely. The Company has not recognized a benefit from the Tax Act.

6.    Related Party Transactions

Advances from Shareholders

In support of the Company’s efforts and cash requirements, it has historically relied upon advances from related parties. At December 31, 2017 and 2016, advances from shareholders totaled $214,132 and $53,762, respectively.  These advances are non-interest bearing with no set repayment terms.

Additionally, at December 31, 2017 and 2016, the Company had accrued compensation payable to Gary Macleod in the amount of $430,100 and $195,500, respectively.

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

8.    Commitments

The Company entered into a month to month rental agreement for its office facilities in Sarasota Florida, expiring on February 28, 2013.  Accordingly, the Company is currently making rent payments on a month-to-month basis. The rental agreement calls for monthly payments of rent of $2,651 plus the costs of utilities and maintenance to the facilities. Rent expense for the years ended December 31, 2017 and 2016 for the facility in Sarasota Florida was $25,087and $30,104, respectively.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  The framework used by management in making that assessment was the criteria set forth in the document entitled ” Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2017, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended, due to a material weakness related to the lack of an audit committee.

Management intends to give consideration to adopting a more rigorous corporate governance, including the formation of an audit committee during 2018.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages as of March 27, 2016 is as follows:

NAME AND ADDRESS	AGE	POSITION(S)

Gary Macleod 6114 Glen Abbey Lane Bradenton, FL 34202	54	Co-Founder/Chief Executive Officer and member of the Board of Directors and Director of STR Inc.

Paul Lee Avery 88 Mohican Road Blairstown, NJ 07805	75	Co-Founder/Consultant and member of the Board of Directors

John Peter Satta 176 Stillwater Road Hardwick, NJ 07825	58	Co-Founder/Consultant and member of the Board of Directors

Kimberly March-Crew 991 Smithbridge Road Glen Mills, PA 19342	52	Member of the Board of Directors

Peter Breen 35 Amherst Drive Basking Ridge, NJ 07920	51	Member of the Board of Directors

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

Gary Macleod has been involved with the software industry for over twenty-five years. Mr. Macleod brings diversified leadership expertise to information technology and the software sector. He has career successes steering start-up and organizational growth initiatives for dynamic enterprises and technologically sophisticated solutions, products, and services. Mr. Macleod has broad-based expertise spanning information technology, revenue expansion, capital funds generation, market share growth, team building, operations, administration, general management, and finance.

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

Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position		($)	($)	($)	($)	($)	($)	($)	($)

Gary Macleod, CEO, Director	2017 2016	$ 234,600 $ 234,600	— —	— —	— —	— —	— —	— —	$ 234,600 $ 234,600

Geoff Bicknell, CFO, Director	2017 2016	$ — $ 41,665	— —	— —	— —	— —	— —	— —	$ — $ 41,665

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2017.

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

Title of Class [3]	Name and Address of Beneficial Owner [1]	Number	Percent of Class [2]

Directors and Officers:
Common Stock	Gary Macleod, CEO, Director 6114 Glen Abbey Lane, Bradenton, FL 34202	17,177,528	22.1%
Common Stock	Paul Avery, Director 88 Mohican Road, Blairstown, NJ 07805	8,813,750	11.3%
Common Stock	John Satta, Director 176 Stillwater Road, Hardwick, NJ 07825	1,500,000	1.9%
Common Stock	Kimberly March-Crew, Director 991 Smithbridge Road, Glen Mills, PA 19342	250,000	0.3%
Common Stock	Peter Breen, Director 35 Amherst Drive, Basking Ridge, NJ 07920	1,000,000	1.2%

DIRECTORS AND OFFICERS AS A GROUP		28,741,278	36.8%

Greater than 5% Shareholders:
Common Stock	Marion LaSala 688 Pines Lake Drive, Wayne, NJ 07470	10,557,160	13.6%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Advances from Shareholders

We received advances from shareholders in the amount of $160,370 and $46,762 for the years ended December 31, 2017 and 2016, respectively, to fund our operating needs. The accumulation of these advances were in the amount of $214,131 and $53,262 as of December 31, 2017, and 2016, respectively (see Table below).

The amounts were comprised of $135,570 and $13,262 for the years 2017 and 2016, respectively, from Gary Macleod, the majority shareholder; $78,561 and $40,500 for the years 2017 and 2016, respectively, from Marion LaSala, a beneficial shareholder. These obligations have not been formalized by promissory notes or other writing. Terms have not been defined; however, the Company recognizes the nature of the financing and is accruing interest at the lowest legal interest rate, the Applicable Federal Rate. There are no other relationships or related party transactions.

	December 31, 2017	December 31, 2016
Balance due to:
Gary Macleod	$135,570	$13,262
Marion LaSala	78,562	40,500
	$214,132	$53,762

Additionally, at December 31, 2017 and 2016, the Company had accrued compensation payable to Gary Macleod in the amount of $430,100 and $195,500, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We have been billed $29,000 and $48,000 in fees by our current principal accounting firm, Gregory, Sharer & Stuart, P.A. for audit and review services in connection with the Company’s 10-K and 10-Q filings in 2017 and 2016, respectively.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2017 and 2016 paid to our principal accounting firm.

Tax Fees

For the Company’s years ended December 31, 2017 and 2065, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the years ended December 31, 2017 and 2016.

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

ALPHAPOINT TECHNOLOGY, INC.

By	/s/ Gary Macleod	Date: March 31, 2018
Gary Macleod
Principle Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Gary Macleod	Date: March 31, 2018
Gary Macleod
Director

By	/s/ Paul Avery	Date: March 31, 2018
Paul Avery
Director

By	/s/ John Satta	Date: March 31, 2018
John Satta
Director

By	/s/ Kimberly Crew	Date: March 31, 2018
Kimberly March-Crew
Director

By	/s/ Peter Breen	Date: March 31, 2018
Peter Breen
Director