Form 10-Q
period 2018-03-31
AlphaPoint Technology, Inc.
filed 2018-05-14
CIK 1473654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 10, 2018, the Company had 85,363,259 shares of Common Stock outstanding.

ALPHAPOINT TECHNOLOGY, INC. and Subsidiaries

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AlphaPoint Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2018 (Unaudited)	December 31, 2017 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$1,648	$1,440
Total current assets	1,648	1,440

Total assets	$1,648	$1,440

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$34,526	$57,004
Accrued expenses	523,122	459,755
Related party payables	258,375	214,132
Total current liabilities	816,023	730,891

Total liabilities	816,023	730,891

Commitments and contingencies (Note 4)	—	—

Stockholders’ deficit:
Common stock, 500,000,000 shares authorized, $0.01 par value, 77,413,259 issued and outstanding at March 31, 2017 and December 31, 2016	774,133	774,133
Additional paid-in capital	2,686,683	2,686,683
Accumulated deficit	(4,275,191)	(4,190,267)
Total stockholders’ deficit	(814,375)	(729,451)
Total liabilities and stockholders’ deficit	$1,648	$1,440

The accompanying notes are an integral part of these consolidated financial statements.

AlphaPoint Technology, Inc. and Subsidiaries

Consolidated Statements of Loss

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

Revenue	$—	$—

Operating expenses:
Compensation	63,368	63,401
Professional fees	14,846	21,697
General and administrative	6,708	20,431
Total operating expenses	84,922	105,529

Loss from operations	(84,922)	(105,529)

Net loss	$(84,922)	$(105,529)

Earnings (loss) per share - basic and diluted	$0.00	$0.00

Weighted average shares outstanding basic and dilutive	77,413,259	77,413,259

The accompanying notes are an integral part of these consolidated financial statements.

AlphaPoint Technology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(84,922)	$(105,529)
Changes in assets and liabilities:
Accounts payable and accrued expenses	40,887	89,331
Prepaids and other current assets	—	(1,102)
Net cash used in operating activities	(44,035)	(17,300)

Cash flows from financing activities:
Advances from related parties	44,243	16,173
Net cash provided by financing activities	44,243	16,173

Net change in cash	208	(1,127)

Cash and cash equivalents at beginning of period	1,440	1,413

Cash and cash equivalents at end of period	$1,648	$286

Supplemental disclosures of cash flow information:

Cash paid for interest	$—	$1,538
Cash paid for taxes	—	—

The accompanying notes are an integral part of these consolidated financial statements

AlphaPoint Technology, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2017

(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Nature of Operations

AlphaPoint’s principal objective is to partner with innovative Blockchain technology focused companies that are interested in pursuing growth through the public markets. We are aggressively assembling a portfolio of high-quality businesses and establishing a sustainable business model, to achieve superior and sustainable financial results.

We intend to accomplish these objectives through targeted strategic acquisitions and partnerships. We seek companies that either strategically fit within our existing business portfolio or expand our business into new and attractive target markets. Given the rapid pace of Blockchain technological development and the specialized expertise typical of our served markets, acquisitions also provide us important access to new technologies and domain expertise.

AlphaPoint’s business units will typically operate as stand-alone operations but are supported by a seasoned executive team and a shared technology and administrative infrastructure. While the circumstances of every transaction are unique, we prefer to partner with top caliber executives, and skilled management teams of middle-market businesses and support them with the necessary tools to build each company into a leader in its segment. We believe this philosophy enables us to combine talents and technologies, share services and benefit from a range of centrally managed initiatives while maintaining the uniqueness and brand equity and culture of each unit and a decentralized decision-making structure.

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

All references to the previously acquired businesses have been removed for this quarterly report.

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of (a) the consolidated financial position at March 31, 2018 and December 31, 2017 and (b) the consolidated statements of loss, and cash flows for the three months ended March 31, 2018 and 2017 have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted. The accompanying statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the year ended December 31, 2017.

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

At each balance sheet date, the Company performs an analysis of all instruments subject to fair value measurement.  The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. As of March 31, 2018, and December 31, 2017 the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Litigation

From time to time the Company may become a party to litigation matters involving claims against the Company. Current regulations and reporting requirements require the Company to disclose any legal proceedings that are ongoing and could have a material impact on the financial statements for the quarter ended March 31, 2018. We know of no active or pending legal proceedings against us, nor are we involved as a plaintiff in any active or pending legal proceedings that are material. There are no proceedings in which any of our directors, sole officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

5. Subsequent Events

On April 13, 2018, the Board of Directors approved a Board resolution to reward James Whelan with 250,000 shares of common stock for his ongoing technical leadership in the development a Blockchain framework for the Company.

On April 14, 2018 the Board of Directors approved a Board resolution to issue American Capital Ventures and Leone Group, LLC., 3,850,000 shares of common stock, each, for their capital raise efforts and legal and compliance guidance respectively.

The issuance of the common stock was made pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

AlphaPoint Technology, Inc. (“AlphaPoint”) was incorporated in the State of Delaware on November 13, 2008.

AlphaPoint has developed a patent-pending software application called AssetCentral (AC). Through AssetCentral use cases we have identified the grow complexity and scope with the current methodology and issues with Software Asset Management (SAM), and the increasing difficulties in disconnecting software assets that companies use, from their stakeholders. By leveraging AC’s patent pending processes with Blockchain technology, AC will connect software and hardware entitlements to their licenses and components with the software decision makers, to drive automation with transparency to reduce SAM content, effort, and cost. AlphaPoint’s Blockchain auditing tool will assist companies with their compliance audits, internal controls, and best business practices.

AlphaPoint management is currently seeking alternative opportunities in line with their original strategy of acquiring a business in the Blockchain technology sector that is capable of growth and development.

RESULTS OF OPERATIONS

Three months ended March 31, 2018 and 2017

Our consolidated revenues were $0 and $0 for the three months ended March 31, 2018 and 2017, respectively.

Operating expenses were $84,922 and $105,529 for the three months ended March 31, 2018 and 2017, respectively.  The decrease in year over year expenses resulted mainly from the Company’s efforts at streamlining operations.

Net losses incurred in the periods presented have been primarily due to operating costs.  The Company incurred net losses of $84,922 and $105,529 for the three months ended March 31, 2018 and 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the consolidated financial statements, at March 31, 2018, we had a deficit in working capital, an accumulated deficit and a net loss and loss.

At March 31, 2018, the Company had current assets of approximately $1,648 and current liabilities of approximately $816,023, resulting in a working capital deficit of approximately $814,375.

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

Consequently, there is doubt about the Company’s ability to continue to operate as a going concern. As reflected in the consolidated financial statements we have an accumulated deficit from inception of $4,275,191 as of March 31, 2018 and have a loss from continuing operations of $84,922 and $105,529 for the three months ended March 31, 2018 and March 31, 2017, respectively. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and execution of its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three months ended March 31, 2018, we reassessed our critical accounting policies and estimates as disclosed in our 2017 Form 10-K; however, we have made no material changes or additions with regard to those policies and estimates.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of March 31, 2018, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended, due to a material weakness related to the lack of an audit committee.

Management intends to give consideration to adopting a more rigorous corporate governance, including the formation of an audit committee in the future.

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

DATED: May 14, 2018