Form 10-Q
period 2018-06-30
AlphaPoint Technology, Inc.
filed 2018-08-14
CIK 1473654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 14, 2018, the Company had 96,543,259 shares of Common Stock outstanding.

ALPHAPOINT TECHNOLOGY, INC., and Subsidiaries

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AlphaPoint Technology, Inc., and Subsidiaries

Consolidated Balance Sheets

	June 30, 2018 (Unaudited)	December 31, 2017 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$239,560	$1,440
Prepaid and other current assets	230,884	—
Total current assets	470,444	1,440

Total assets	$470,444	$1,440

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$52,760	$57,004
Accrued expenses	586,259	459,755
Related party payables	216,974	214,132
Total current liabilities	855,993	730,891

Total liabilities	855,993	730,891

Commitments and contingencies (Note 4)

Stockholders’ deficit:
Common stock, 500,000,000 shares authorized, $0.01 par value, 96,113,259 issued and outstanding at June 30, 2018 and 77,413,259 as of December 31, 2017	961,133	774,133
Additional paid-in capital	3,495,072	2,686,683
Accumulated deficit	(4,841,754)	(4,190,267)
Total stockholders’ deficit	(385,549)	(729,451)
Total liabilities and stockholders’ deficit	$470,444	$1,440

The accompanying notes are an integral part of these consolidated financial statements.

AlphaPoint Technology, Inc., and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue	$—	$—	$—	$—

Operating expenses:
Compensation	63,136	67,739	126,504	131,140
Professional fees	418,326	28,566	433,172	50,263
General and administrative	33,714	12,389	40,423	32,820
Stock-based compensation	51,389	—	51,389	—
Total operating expenses	566,565	108,694	651,487	214,223

Loss from operations	(566,565)	(108,694)	(651,487)	(214,223)

Net loss	$(566,565)	$(108,694)	$(651,487)	$(214,223)

Earnings (loss) per share, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding primary and dilutive	90,464,359	77,413,259	85,528,452	77,413,259

The accompanying notes are an integral part of these consolidated financial statements.

AlphaPoint Technology, Inc., and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(651,487)	$(214,223)
Adjustments to reconcile Net Loss to net cash used by operating activities:
Stock-based expenses	414,505	—
Changes in assets and liabilities:
Accounts payable and accrued expenses	122,260	169,145
Prepaids and other current assets	—	(2,205)
Net Cash Used by Operating Activities	(114,722)	(47,283)

Cash Flows from Financing Activities:
Net proceeds from stockholder loans	2,842	46,630
Proceeds from issuance of common stock and warrants	350,000	—
Net Cash Provided by Financing Activities	352,842	46,630

Net Change in Cash	238,120	(653)

Cash at beginning of period	1,440	1,413

Cash at end of period	$239,560	$760

Supplemental disclosures of cash flow information:

Cash paid for interest	$—	$—
Cash paid for taxes	—	—

NON CASH FINANCING TRANSACTIONS

During 2018, the Company issued an aggregate total of 8.2 million shares of common stock to three unrelated parties in exchange for services to be rendered over a period of time. The total value of these services yet to be rendered as of June 30, 2018 is $230,884, and is reflected as a prepaid expense in the accompanying consolidated balance sheets.

The accompanying notes are an integral part of these consolidated financial statements

AlphaPoint Technology, Inc., and Subsidiaries

Notes to the Consolidated Financial Statements

June 30, 2018

(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Nature of Operations

AlphaPoint Technology’s principal objective is to partner with innovative Blockchain technology focused companies that are interested in pursuing growth through the public markets.

We intend to accomplish these objectives through targeted strategic acquisitions and partnerships. We seek companies that either strategically fit within our existing business portfolio or expand our business into new and attractive target markets. Given the rapid pace of Blockchain developments and the specialized expertise typical of our served markets, acquisitions also provide us essential access to new technologies and domain expertise.

AlphaPoint Technology is an enterprise blockchain software application development company established in 2009, known for its premier patent-pending software AssetCentral, which manages IT assets (ITAM) for enterprise and data center clients.

AlphaPoint Technology is developing a blockchain-based Software Asset Management (SAM) license reconciliation and audit solution that establishes a validated trust relationship with software vendors and their customers.

During the second quarter 2018, AlphaPoint was been selected to join the Oracle Scaleup Ecosystem, and the Oracle Cloud Infrastructure platform, utilizing the global resources, cloud technology, infrastructure and expertise Oracle has to offer, as the company moves into its next phase of growth.

AlphaPoint Technology is committed to Blockchain deployments for enterprise markets. We seek to eliminate intermediaries by increasing efficiency and speed and simplifying operations by reducing cost and time related to Software Asset Management (SAM) reconciliations and disputes.

All references to the previously acquired businesses have been removed for this quarterly report.

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of (a) the consolidated financial position at June 30, 2018 and December 31, 2017 and (b) the consolidated statements of operations, and cash flows for the six months ended June 30, 2018 and 2017 have been made.

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

Application of Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations that follows is based upon our consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The application of GAAP requires management to make assumptions, judgments and estimates that affect our reported amounts of assets, liabilities, revenue and expenses, and the related disclosures regarding these items. We base the assumptions, judgments and estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial condition or results of operations will be affected. On a regular basis, we evaluate our assumptions, judgments, and estimates.

We believe that the assumptions, judgments, and estimates involved in the accounting for stock-based compensation and income taxes have the greatest potential impact on our consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates. Historically, our assumptions, judgments and estimates in accordance with our critical accounting policies have not materially differed from actual results.

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

We use the Black-Scholes option pricing model to determine the estimated fair value of warrants issued in connection with stock.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Additionally, the guidance requires disaggregated disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized. The amendments were required to be adopted by the Company on January 1, 2018. Transition to the new guidance may be done using either a full or modified retrospective method. The Company is currently evaluating the full effect that the adoption of this standard will have on the Company’s consolidated financial statements.  As the Company currently has no revenues, there is no impact related to the adoption of this standard for the periods presented.

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

Litigation

From time to time the Company may become a party to litigation matters involving claims against the Company. Current regulations and reporting requirements require the Company to disclose any legal proceedings that are ongoing and could have a material impact on the financial statements for the quarter ended June 30, 2018. We know of no active or pending legal proceedings against us, nor are we involved as a plaintiff in any active or pending legal proceedings that are material. There are no proceedings in which any of our directors, sole officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

5. Equity

On April 13, 2018, the Board of Directors approved a Board resolution to issue 250,000 shares of common stock to James Whelan, Chief Technology Officer, which is comprised of a signing bonus and compensation in lieu of salary from the start of his employment with the Company until the time of the equity financing that was completed in May 2018 (see discussion below).  The fair value of these shares was determined based on Mr. Whelan’s annual salary prorated over the service period covered by this non-cash compensation.  The resulting stock-based compensation expense was approximately $51,000, which was recorded in the second quarter of 2018.

On April 14, 2018 the Board of Directors approved a Board resolution to issue an aggregate total of 7,700,000 shares of common stock to American Capital Ventures and Leone Group, LLC (3,850,000 to each party) in exchange for consulting services related to capital raise efforts, legal and compliance guidance, and strategic business planning.  The service period covered in the respective consulting agreements ends in August 2018. The resulting expense of $363,000 is included in professional fees in the consolidated statement of operations as of June 30, 2018.  The remaining portion of this expense to be earned over the remaining service period is approximately $176,000 and is reflected in prepaid expenses and other current assets in the consolidated balance sheet.

On May 7, 2018, the Company received cash totaling $100,000 from four investors in exchange for an aggregate total of 4,200,000 shares of the Company’s common stock and warrants to purchase an aggregate total of 4,000,000 shares of the Company’s common stock.  The warrants have a term of 3 years from the date of issuance and an exercise price of $0.10 per share.  The proceeds were allocated among the shares and the warrants based on their relative fair values.   The fair value of the shares was determined using the closing price of the Company’s common stock on the transaction date ($0.07 per share).  The fair value of the warrants was determined using the Black Scholes Merton option-pricing model, assuming stock price volatility of 174% and a risk-free interest rate of 2.67%.   Approximately $55,000 and $45,000 was allocated to the shares and the warrants, respectively.    As the warrants are classified as equity instruments, the resulting allocation is deemed a dividend on the shares issued and is reflected in additional paid-in capital in the consolidated balance sheet.

On May 23, 2018, the Company received cash totaling $250,000 from one investor in exchange for an aggregate total of 4,950,000 shares of the Company’s common stock and warrants to purchase an aggregate total of 9,000,000 shares of the Company’s common stock.  As a condition of the closing, the Company issued 1,100,000 shares of common stock to a non-profit organization named by the investor.  The warrants have a term of 3 years from the date of issuance and an exercise price of $0.10 per share.  The proceeds were allocated among the total number of shares issued (6,050,000) and the warrants based on their relative fair values.   The fair value of the shares was determined using the closing price of the Company’s common stock on the transaction date ($0.06 per share).  The fair value of the warrants was determined using the Black Scholes Merton option-pricing model, assuming stock price volatility of 174% and a risk-free interest rate of 2.67%.   Approximately $111,000 and $139,000 was allocated to the shares and the warrants, respectively.  As the warrants are classified as equity instruments, the resulting allocation is deemed a dividend on the shares issued and is reflected in additional paid-in capital in the consolidated balance sheet.

On June 15, 2018, the Company issued 500,000 shares of common stock to an Advisory Board Member for services to be rendered in the future.  The fair value of these shares was determined based on the closing stock price on that date ($0.11).  The resulting stock-based compensation was $55,000 and is included in prepaid expenses and other current assets in the consolidated balance sheet.

6. Related Party Transactions

Advances from Shareholders

In support of the Company’s efforts and cash requirements, it has historically relied upon advances from related parties. At June 30, 2018 and December 31, 2017, advances from shareholders totaled $216,974 and $214,132, respectively.  These advances are non-interest bearing with no set repayment terms.

Additionally, at June 30, 2018 and December 31, 2017, the Company had accrued compensation payable to Gary Macleod in the amount of $547,400 and $430,100, respectively.

7. Subsequent Events

On July 5, 2018, the Company issued a total of 180,000 shares of common stock to two executive recruitment firms (90,000 shares to each party) in exchange for services valued at an aggregate amount of $36,000.   Additionally, on July 25, 2018 the Company issued 250,000 shares of common stock to a new member of the Board of Directors.  The financial impact of these transactions will be reflected in the consolidated financial statements at September 30, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

AlphaPoint Technology, Inc. (“AlphaPoint”) was incorporated in the State of Delaware on November 13, 2008.

AlphaPoint has developed a patent-pending software application called AssetCentral (AC). Through the development of AssetCentral, AlphaPoint has identified the growing complexity and scope with the current methodology and issues with Software Asset Management (SAM), and the increasing difficulties in disconnecting software assets that companies use, from their stakeholders. By leveraging AC’s patent pending processes with Blockchain technology, AlphaPoint’s SAM Blockchain application will connect software entitlements to their licenses and components with the software decision makers, to drive automation with transparency to reduce SAM content, effort, and cost. AlphaPoint’s Blockchain auditing and compliance tool will assist companies with their compliance audits, internal controls, and best business practices.

AlphaPoint management is currently seeking alternative opportunities in line with their original strategy of acquiring a business in the Blockchain technology sector that is capable of growth and development.

RESULTS OF OPERATIONS

Three months ended June 30, 2018 and 2017

Our consolidated revenues were $0 and $0 for the three months ended June 30, 2018 and 2017, respectively.  Revenues from the legacy business have not been significant.

Operating expenses were $566,565 and $108,694 for the three months ended June 30, 2018 and 2017, respectively.  The increase in year-over-year expenses resulted mainly from higher professional fees incurred in the Company’s efforts to seek executive talent and business advisors to assist in developing new business strategies.  In addition, a portion of operating expenses during the period consisted of stock-based compensation expense related to issuances of stock in exchange for services.

Net losses incurred in the periods presented have been primarily due to operating costs in the absence of revenues.  The Company incurred net losses of $566,565 and $108,694 for the three months ended June 30, 2018 and 2017, respectively.

Six months ended June 30, 2018 and 2017

Our consolidated revenues were $0 and $0 for the six months ended June 30, 2018 and 2017, respectively.

Operating expenses were $651,487 and $214,223 for the six months ended June 30, 2018 and 2017, respectively.  The increase in year-over-year expenses resulted mainly from higher professional fees incurred in the Company’s efforts to seek executive talent and business advisors to assist in developing new business strategies.  In addition, a portion of operating expenses during the period consisted of stock-based compensation expense related to issuances of stock in exchange for services.

Net losses incurred in the periods presented have been primarily due to operating costs in the absence of revenues.  The Company incurred net losses of $651,487 and $214,223 for the six months ended June 30, 2018 and 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the consolidated financial statements, at June 30, 2018, we had a deficit in working capital, an accumulated deficit and a net loss.

At June 30, 2018, the Company had current assets of approximately $470,000, including approximately $240,000 in cash, and current liabilities of approximately $856,000, resulting in a working capital deficit of approximately $386,000.

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

Consequently, there is doubt about the Company’s ability to continue to operate as a going concern. As reflected in the consolidated financial statements we have an accumulated deficit from inception of $4,841,754 as of June 30, 2018 and have a loss from operations of $651,487 for the six months ended June 30, 2018. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and execution of its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the six months ended June 30, 2018, we reassessed our critical accounting policies and estimates as disclosed in our 2017 Form 10-K; however, we have made no material changes or additions with regard to those policies and estimates.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of June 30, 2018, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended, due to a material weakness related to the lack of an audit committee.

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

DATED: August 14, 2018