Form 10-Q/A
period 2018-06-30
AlphaPoint Technology, Inc.
filed 2018-08-15
CIK 1473654

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

As of August 14, 2018, the Company had 96,543,259 shares of Common Stock outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from our Form 10-Q for the quarterly period ended June 30, 2018, filed with the Securities and Exchange Commission on August 14, 2018.

ALPHAPOINT TECHNOLOGY, INC., and Subsidiaries

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

(b) Exhibits:

31.1 *	Rule 13a-14(a) Certification of Principal Executive Officer

32.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 **	Interactive Data Files of Financial Statements and Notes.

__________

* Previously submitted with original Form 10-Q filing.

** In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed” .

SIGNATURE

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHAPOINT TECHNOLOGY, INC.

By	/s/ Gary Macleod
Gary Macleod
Principal Executive Officer

DATED: August 15, 2018