Form 10-Q
period 2018-09-30
LevelBlox, Inc.
filed 2018-11-13
CIK 1473654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 333-173028

LevelBlox, Inc., formerly known as AlphaPoint Technology, Inc.

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

As of September 30, 2018, the Company had 96,543,259 shares of Common Stock outstanding.

LevelBlox, Inc., formerly known as AlphaPoint Technology, Inc.

and Subsidiaries

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LevelBlox, Inc., formerly known as AlphaPoint Technology, Inc.

and Subsidiaries

Consolidated Balance Sheets

	September 30, 2018 (Unaudited)	December 31, 2017 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$130,620	$1,440
Prepaid and other current assets	53,497	—
Total current assets	184,117	1,440

Deposit	60,000	—

Total assets	$244,117	$1,440

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$50,013	$57,004
Accrued expenses	646,448	459,755
Related party payables	175,721	214,132
Total current liabilities	872,182	730,891

Total liabilities	872,182	730,891

Commitments and contingencies (Note 4)

Stockholders’ deficit:
Common stock, 500,000,000 shares authorized, $0.01 par value, 96,543,259 and 77,413,529 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	965,433	774,133
Additional paid-in capital	3,541,772	2,686,683
Accumulated deficit	(5,135,270)	(4,190,267)
Total stockholders’ deficit	(628,065)	(729,451)
Total liabilities and stockholders’ deficit	$244,117	$1,440

The accompanying notes are an integral part of these consolidated financial statements.

LevelBlox, Inc., formerly known as AlphaPoint Technology, Inc.

and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenue	$—	$—	$—	$—

Operating expenses:
Compensation	60,189	60,388	186,693	191,528
Professional fees	276,970	8,550	710,142	58,813
General and administrative	64,357	6,558	104,779	39,378
Stock compensation	—	—	51,389	—
Total operating expenses	401,516	75,496	1,053,003	289,719

Loss from operations	(401,516)	(75,496)	(1,053,003)	(289,719)

Other income	108,000	—	108,000	—

Net loss	$(293,516)	$(75,496)	$(945,003)	$(289,719)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding primary and dilutive	96,283,476	77,413,259	89,152,856	77,413,259

The accompanying notes are an integral part of these consolidated financial statements.

LevelBlox, Inc., formerly known as AlphaPoint Technology, Inc.

and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(945,003)	$(289,719)
Adjustments to reconcile Net Loss to net cash used by operating activities:
Stock-based expense	642,892	—
Changes in assets and liabilities:
Accounts payable and accrued expenses	179,702	155,641
Prepaids and other current assets	—	(2,203)
Net Cash Used by Operating Activities	(122,409)	(136,281)

Cash Flows from Investing Activities:
Deposit	(60,000)	—
Net Cash Used by Investing Activities	(60,000)	—

Cash Flows from Financing Activities:
Net (repayments to) proceeds from related parties	(38,411)	135,226
Proceeds from the issuance of common stock and warrants	350,000	—
Net Cash Provided by Financing Activities	311,589	135,226

Net Change in Cash	129,180	(1,055)

Cash at beginning of period	1,440	1,413

Cash at end of period	$130,620	$358

Supplemental disclosures of cash flow information:

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

NON CASH FINANCING TRANSACTIONS

During 2018, the Company issued an aggregate total of 8.63 million shares of common stock to four separate parties in exchange for services to be rendered over a period of time. The total value of these services yet to be rendered as of September 30, 2018 is $53,497, and is reflected as a prepaid expense in the accompanying consolidated balance sheets.

The accompanying notes are an integral part of these consolidated financial statements

LevelBlox, Inc., formerly known as AlphaPoint Technology, Inc.

and Subsidiaries

Notes to the Consolidated Financial Statements

September 30, 2018

(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Nature of Operations

LevelBlox, Inc., formerly known as AlphaPoint Technology, Inc., principal objective is to partner with innovative Blockchain technology focused companies that are interested in pursuing growth through the public markets. We are developing relationships with a portfolio of high-quality businesses and establishing a sustainable business model, to achieve superior and sustainable financial results.

LevelBlox, is a developer of Software Asset Management (SAM) applications for the Blockchain. LevelBlox has developed a patent-pending software application called AssetCentral (AC). Through AssetCentral use cases we have identified the growing complexity and scope with the current methodology and tracking of Software Asset Management licenses. LevelBlox’s SAM Blockchain application will connect software entitlements to their licenses and components with the software decision makers, to drive automation with transparency to reduce SAM content, effort, and cost. LevelBlox’s Blockchain auditing and compliance tool will assist companies with their compliance audits, internal controls, and best business practices.

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

LevelBlox has been selected to join the Oracle Scaleup Ecosystem, and the Oracle Cloud Infrastructure platform, utilizing the global resources, cloud technology, infrastructure and expertise Oracle has to offer, as the company moves into its next phase of growth.

LevelBlox is committed to Blockchain deployments for enterprise markets. It seeks to eliminate intermediaries by increasing efficiency and speed and simplifying operations by reducing cost and time related to Software Asset Management (SAM) reconciliations and disputes.

All references to the previously acquired businesses have been removed for this quarterly report.

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of (a) the consolidated financial position at September 30, 2018 and December 31, 2017 and (b) the consolidated statements of operations, and cash flows for the nine months ended September 30, 2018 and 2017 have been made.

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

We believe that the assumptions, judgments and estimates involved in the accounting for stock-based expenses and income taxes have the greatest potential impact on our consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates. Historically, our assumptions, judgments and estimates in accordance with our critical accounting policies have not materially differed from actual results.

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

At each balance sheet date, the Company performs an analysis of all instruments subject to fair value measurement.  The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. As of September 30, 2018, and December 31, 2017 the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Share-based payments

Share-based payments to employees and non-employees, including grants of employee stock options or shares of stock are recognized as expense in the financial statements based on their fair values. That expense is recognized over the period during which services are provided in exchange for the award.

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

Revenue recognition

The Company recognizes revenue under the core principle to depict the transfer of control to the Company’s customers in an amount reflecting the consideration the Company expects to be entitled. In order to achieve that core principle, the Company applies the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” that supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Additionally, the guidance requires disaggregated disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized. The amendments were adopted by the Company on January 1, 2018. Transition to the new guidance may be done using either a full or modified retrospective method. As the Company currently has not realized revenues during 2018 or 2017, there is no impact related to the adoption of this standard for the periods presented.

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

Litigation

From time to time the Company may become a party to litigation matters involving claims against the Company.  Current regulations and reporting requirements require the Company to disclose any legal proceedings that are ongoing and could have a material impact on the financial statements for the quarter ended September 30, 2018. We know of no active or pending legal proceedings against us, nor are we involved as a plaintiff in any active or pending legal proceedings that are material. There are no proceedings in which any of our directors, sole officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

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

On April 14, 2018 the Board of Directors approved a Board resolution to issue an aggregate total of 7,700,000 shares of common stock to American Capital Ventures and Leone Group, LLC (3,850,000 to each party) in exchange for consulting services related to capital raise efforts, legal and compliance guidance, and strategic business planning.  The service period covered in the respective consulting agreements ended in August 2018. The resulting expense of $539,000 is included in professional fees in the consolidated statement of operations as of September 30, 2018.

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

On June 15, 2018, the Company issued 500,000 shares of common stock to an Advisory Board Member for services to be rendered in the future.  The fair value of these shares was determined based on the closing stock price on that date ($0.11).  The resulting stock-based compensation totaled $55,000, of which $13,750 was expensed and included in professional fees in the consolidated statement of operations. The remaining balance of $41,250 is reflected in prepaid expenses and other current assets in the consolidated balance sheet and will be expensed over the remaining service period of nine months.

On July 5, 2018, the Company issued a total of 180,000 shares of common stock to two executive recruitment firms (90,000 shares to each party) in exchange for services valued at an aggregate amount of $36,000.  This amount is included in general and administrative expenses in the consolidated statement of operations. Additionally, on July 25, 2018 the Company issued 250,000 shares of common stock to a new member of the Board of Directors.  The shares were valued at $0.06 per share for a total expense of $15,000, of which $2,753 is included in professional fees in the consolidated statement of operations. The remaining balance of $12,247 is included in prepaid expenses and other current assets in the consolidated balance sheet and will be expensed over the remaining service period of approximately ten months.

6. Related Party Transactions

Advances from Shareholders

In support of the Company’s efforts and cash requirements, it has historically relied upon advances from related parties. At September 30, 2018 and December 31, 2017, advances from shareholders totaled $175,721 and $214,132, respectively.  These advances are non-interest bearing with no set repayment terms.

Additionally, at September 30, 2018 and December 31, 2017, the Company had accrued compensation payable to the Principal Executive Officer in the amount of $606,050 and $430,100, respectively.

7. Subsequent Events

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

LevelBlox, Inc. (“LevelBlox”) formerly known as AlphaPoint Technology, Inc. (“AlphaPoint”) was incorporated in the State of Delaware on September 27, 2018. The effective date of the Amendment for purposes of Delaware law was September 27, 2018. However, the corporate name change did not take effect at that time, as it required approval by the Financial Industry Regulatory Authority (“FINRA”). On October 18, 2018, FINRA notified the Company that its corporate name change and ticker symbol change would take effect on October 19, 2018.

LevelBlox, is a developer of Software Asset Management applications for the Blockchain. LevelBlox has also developed a patent-pending software application called AssetCentral (AC). Through AssetCentral use cases we have identified the growing complexity and scope with the current methodology tracking of Software Asset Management licenses. By leveraging AC’s patent pending processes with Blockchain technology, LevelBlox’s SAM Blockchain application will connect software entitlements to their licenses and components with the software decision makers, to drive automation with transparency to reduce SAM content, effort, and cost. LevelBlox’s Blockchain auditing and compliance tool will assist companies with their compliance audits, internal controls, and best business practices.

LevelBlox management is currently seeking alternative opportunities in line with their original strategy of acquiring a business in the Blockchain technology sector that is capable of growth and development.

RESULTS OF OPERATIONS

Three months ended September 30, 2018 and 2017

Our consolidated revenues were $0 and $0 for the three months ended September 30, 2018 and 2017, respectively.

Operating expenses were $401,516 and $75,496 for the three months ended September 30, 2018 and 2017, respectively.  The increase in year-over-year expenses resulted mainly from higher professional fees incurred in the Company’s efforts to seek executive talent and business advisors to assist in developing new business strategies.  In addition, a significant portion of operating expenses during the period consisted of stock-based compensation expense related to issuances of stock in exchange for services.

Net losses incurred in the periods presented have been primarily due to operating costs in the absence of revenues.  The Company recognized $108,000 in other income resulting from the sale of the corporate name AlphaPoint Technology, Inc. to an unrelated third party.  The Company incurred net losses of $293,516 and $75,496 for the three months ended September 30, 2018 and 2017, respectively.

Nine months ended September 30, 2018 and 2017

Our consolidated revenues were $0 and $0 for the nine months ended September 30, 2018 and 2017, respectively.

Operating expenses were $1,053,003 and $289,719 for the nine months ended September 30, 2018 and 2017, respectively.  The increase in year-over-year expenses resulted mainly from higher professional fees incurred in the Company’s efforts to seek executive talent and business advisors to assist in developing new business strategies.  In addition, a significant portion of operating expenses during the period consisted of stock-based compensation expense related to issuances of stock in exchange for services.

Net losses incurred in the periods presented have been primarily due to operating costs in the absence of revenues.  The Company recognized $108,000 in other income resulting from the sale of the corporate name AlphaPoint Technology, Inc. to an unrelated third party.  The Company incurred net losses of $945,003 and $289,719 for the nine months ended September 30, 2018 and 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the consolidated financial statements, at September 30, 2018, we had a deficit in working capital, an accumulated deficit and a net loss.

At September 30, 2018, the Company had current assets of approximately $184,117, including approximately $130,620 in cash, and current liabilities of approximately $872,182, resulting in a working capital deficit of approximately $688,065.

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

Consequently, there is doubt about the Company’s ability to continue to operate as a going concern. As reflected in the consolidated financial statements we have an accumulated deficit from inception of $5,135,270 as of September 30, 2018 and have a loss from operations of $945,003 for the nine months ended September 30, 2018. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and execution of its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the nine months ended September 30, 2018, we reassessed our critical accounting policies and estimates as disclosed in our 2017 Form 10-K; however, we have made no material changes or additions with regard to those policies and estimates.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of September 30, 2018, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended, due to a material weakness related to the lack of an audit committee.

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

LevelBlox, Inc.

By	/s/ Gary Macleod
Gary Macleod
Principal Executive Officer

DATED: November 9, 2018