Form 10-K
period 2018-12-31
LevelBlox, Inc.
filed 2019-03-29
CIK 1473654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File  333-173028

LevelBlox, Inc.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[_] Yes   [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter, June 30, 2018:  $7,741,325

Number of the issuer’s Common Stock outstanding as of March 29, 2019: 97,243,259.

Documents incorporated by reference: None.

LEVELBLOX, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Item 7 of this report, and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “may,” “will,” and similar expressions and the negatives thereof identify forward-looking statements, which generally are not historical in nature. These forward-looking statements include, but are not limited to, statements concerning the following: levels of revenue, changes in and expectations with respect to revenue, revenue growth and gross margins, anticipated growth and growth strategies, the impact of competition, our ability to sell products, future operating expense levels, future operating results, the impact of quarterly fluctuations of revenue and operating results, staffing and expense levels, expected cash and investment balances and the impact of foreign exchange rate fluctuations. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made and may be based on assumptions that do not prove to be accurate. LevelBlox, Inc., undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, occurring after the date of this Annual Report on Form 10-K. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. For a detailed discussion of these risks and uncertainties, see the “Business” and “Risk Factors” sections in Items 1 and 1A, respectively, of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Background Information

LevelBlox, Inc. (“LevelBlox”) formerly known as AlphaPoint Technology, Inc., was incorporated in the State of Delaware on November 13, 2008. LevelBlox, is a developer of Software Asset Management (SAM) applications for the Blockchain. LevelBlox has developed a patent-pending software application called AssetCentral (AC). Through AssetCentral use cases we have identified the growing complexity and scope with the current methodology and tracking of Software Asset Management licenses.

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

Business Operations

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

LevelBlox, Inc’s principal objective is to partner with innovative Blockchain technology focused companies that are interested in pursuing growth through the public markets. We are developing relationships with a portfolio of high-quality businesses and establishing a sustainable business model, to achieve superior and sustainable financial results.

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

LevelBlox’s business units will typically operate as stand-alone operations, but are supported by a seasoned executive team and a shared technology and administrative infrastructure. While the circumstances of every transaction are unique, we prefer to partner with top caliber executives, and skilled management teams of middle-market businesses and support them with the necessary tools to build each company into a leader in its segment. We believe this philosophy enables us to combine talents and technologies, share services and benefit from a range of centrally managed initiatives while maintaining the uniqueness and brand equity and culture of each unit and a decentralized decision-making structure.

LevelBlox leverages the vast experience that its executive team has amassed in creating the suitable financial architecture. Including its expertise in the public sector, follow-on offerings, private placements, other financial know-how as well as, the organizational frameworks (executive strategy and leadership, key C-level and technical staffing, supply chain development, etc.), that are critical, yet often beyond the means and experience of private companies.

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

Executive Officers

The following table sets forth information about our executive officers as of December 31, 2018:

Name	Age	Position	Executive Officer Since
Gary W. Macleod	55	President, Chief Executive Officer	2008
James Whelan	47	Chief Technology Officer	2018

Gary Macleod, the Chief Executive Officer and Director of LevelBlox, Inc., has played a key leadership role in translating technical information and new technologies into compelling value propositions to drive customer endorsement and sell-through models for evolving Enterprise Grade software solutions. Mr. Macleod took LevelBlox Technology public in 2011. From August 2005 to January 2008, Mr. Macleod was the Chief Executive Officer and Director of Non-Invasive Monitoring Systems, Inc. He was responsible for filing comprehensive and required publicly-held organization financial reports, raising capital, strengthening stakeholder confidence, shareholder communications, steering product introduction efforts, developing long-term business plans, and restructuring the organization. Mr. Macleod brings M&A, Buyout, and Share Exchange expertise, to his over 25 years of broad-based executive leadership of companies, and over ten years of CEO leadership to U.S. public companies.

James Whelan, Chief Technology Officer of LevelBlox, has three decades of history working in information technology, software, and services industry. He is a dedicated and certified professional in Scrum, DevOps, agile methodologies and project management. Currently Serving the enterprise market to produce value by helping to make effective software products that millions of people use to solve business problems. He has strong information technology and business background with a Master’s degree in Business Administration.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other periodic reports are available free of charge on our website (www.LevelBlox.com) as soon as reasonably practicable after we have electronically filed or furnished such materials to the Securities and Exchange Commission. They are also available at www.sec.gov.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company does not own any property at this time. We rent our headquarters in Sarasota, Florida and a satellite office in Miami, Florida.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS’ MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The Company’s common stock is listed on the Over the Counter Bulletin Board (“OTC: QB”) under the symbol “LVBX”.  The Company received its “Notice of Effectiveness” on November 1, 2011.

The following table sets forth the high and low trade information for our common stock for each quarter for the current year. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

	High	Low
Fiscal Year 2017
First quarter ended March 31, 2017	$0.20	$0.02
Second quarter ended June 30, 2017	$0.20	$0.05
Third quarter ended September 30, 2017	$0.20	$0.06
Fourth quarter ended December 31, 2017	$0.11	$0.02

Fiscal Year 2018
First quarter ended March 31, 2018	$0.10	$0.07
Second quarter ended June 30, 2018	$0.13	$0.05
Third quarter ended September 30, 2018	$0.11	$0.01
Fourth quarter ended December 31, 2018	$0.10	$0.02

Approximate Number of Equity Security Holders

On December 31, 2018 the Company’s common stock had a closing price quotation of $0.06. As of December 31, 2018, there were 97,243,259 shares of our common stock outstanding held by approximately 62 certificate holders of record.

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

General Business Overview:

LevelBlox, Inc. (“LevelBlox”) formerly known as AlphaPoint Technology, Inc., was incorporated in the State of Delaware on November 13, 2008. LevelBlox, is a developer of Software Asset Management (SAM) applications for the Blockchain. LevelBlox has developed a patent-pending software application called AssetCentral (AC). Through AssetCentral use cases we have identified the growing complexity and scope with the current methodology and tracking of Software Asset Management licenses. LevelBlox’s SAM Blockchain application will connect software entitlements to their licenses and components with the software decision makers, to drive automation with transparency to reduce SAM content, effort, and cost. LevelBlox’s Blockchain auditing and compliance tool will assist companies with their compliance audits, internal controls, and best business practices.

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

We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, stock-based compensation, and income taxes have the greatest potential impact on our consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates. Historically, our assumptions, judgments and estimates in accordance with our critical accounting policies have not materially differed from actual results. For a more detailed discussion of these accounting policies and our use of estimates, refer to Note 1 of our Notes to Consolidated Financial Statements included in this report.

Software Development Costs

The Company accounts for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, Research and Development and FASB ASC 985-20, Costs of Software to be Sold, Leased, or Marketed.

•

Costs incurred during the period of planning and design, prior to the period determining technological feasibility, for all software developed for use internal and external, has been charged to operations in the period incurred as research and development costs. Additionally, costs incurred after determination of readiness for market have been expensed as research and development.

•

The Company may capitalize costs incurred in the development of our proprietary software (computer software to be sold, leased or licensed) for the period after technological feasibility is determined and prior to our marketing and initial sales.

At December 31, 2018, no software development costs had been capitalized.

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

Results of Operations

For the years ended December 31, 2018 and 2017:

Our consolidated revenues were $0 and $0 for the years ended December 31, 2018 and 2017, respectively.

Operating expenses were $1,410,616, and $378,421 for the years ended December 31, 2018 and 2017, respectively.  The increase in year-over-year expenses resulted mainly from higher professional fees incurred in the Company’s efforts to seek executive talent and business advisors to assist in developing new business strategies as well as research and development costs incurred in the development of the new software to be sold in the future.  In addition, a significant portion of operating expenses during the period consisted of stock-based compensation expense related to issuances of stock in exchange for services.

Net losses incurred in the years presented have been primarily due to operating expenses in the absence of revenues. The Company recognized $108,000 in other income resulting from the sale of the corporate name AlphaPoint Technology, Inc. to an unrelated third party. The Company incurred net losses of $1,302,616 and $378,421 for the years ended December 31, 2018 and 2017, respectively.  The increase in the year over year net loss was due primarily to increase in operating expenses described in the preceding paragraph.

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

Liquidity and Capital Resources

As reflected in the consolidated financial statements, at December 31, 2018 and 2017, we have a deficit in working capital, an accumulated deficit and for the years ended December 31, 2018 and 2017, we have a net loss.

At December 31, 2018, the Company had current assets of $195,574 consisting only of cash and prepaid expenses, and current liabilities of $939,297 resulting in a working capital deficit of $743,723.

We will require additional funding to meet our current shortfall in working capital. If the Company is unable to raise the funds partially through stock offerings, the Company will seek alternative financing through means such as borrowings from institutions or private individuals. There can be no assurance that the Company will be able to raise such funds.

Consequently, there is doubt about the Company’s ability to continue to operate as a going concern. As reflected in the financial statements we have an accumulated deficit from inception of $5,492,883 and have a net loss from operations of $1,302,616 and $378,421 for the years ended December 31, 2018 and 2017, respectively. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and execution of its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

LEVELBLOX TECHNOLOGIES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

LevelBlox, Inc. f.k.a. AlphaPoint Technology, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of LevelBlox, Inc. (f.k.a. AlphaPoint Technology, Inc.) and subsidiaries (the Company) as of December 31, 2018 and 2017; the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

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

St. Petersburg, Florida

March 29, 2019

LevelBlox, Inc., formerly known as AlphaPoint Technology, Inc.

and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$146,621	$1,440
Prepaid and other current assets	48,953	—
Total current assets	195,574	1,440

Total assets	$195,574	$1,440

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$59,755	$57,004
Accrued expenses	705,948	459,755
Related party payables	173,594	214,132
Total current liabilities	939,297	730,891

Total liabilities	939,297	730,891

Commitments and contingencies (Notes 7 and 8)

Stockholders’ deficit:
Common stock, 500,000,000 shares authorized, $0.01 par value, 97,243,259 and 77,413,259 issued and outstanding at December 31, 2018 and December 31, 2017, respectively	972,433	774,133
Additional paid-in capital	3,776,727	2,686,683
Accumulated deficit	(5,492,883)	(4,190,267)
Total stockholders’ deficit	(743,723)	(729,451)
Total liabilities and stockholders’ deficit	$195,574	$1,440

The accompanying notes are an integral part of these consolidated financial statements.

LevelBlox, Inc., formerly known as AlphaPoint Technology, Inc.

and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2018	2017

Revenue	$—	$—

Operating expenses:
Compensation	248,209	251,719
Research and development	224,334	—
General and administrative	155,694	57,057
Professional fees	730,990	69,645
Stock compensation	51,389	—
Total operating expenses	1,410,616	378,421

Loss from operations	(1,410,616)	(378,421)

Other income	108,000	—

Net loss	$(1,302,616)	$(378,421)

Net loss per share - basic and diluted:	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and dilutive	91,290,185	77,413,259

The accompanying notes are an integral part of these consolidated financial statements.

LevelBlox, Inc., formerly known as AlphaPoint Technology, Inc.

and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

	Common Stock		Additional		Total
		Par Value	Paid-in	Accumulated	Stockholders’
	Shares	$0.01	Capital	Deficit	Deficit

Balance as of December 31, 2016	77,413,259	$774,133	$2,686,683	$(3,811,846)	$(351,030)

Net loss	—	—	—	(378,421)	(378,421)

Balance as of December 31, 2017	77,413,259	774,133	2,686,683	(4,190,267)	(729,451)

Stock issued to consultants for services	8,130,000	81,300	503,700	—	585,000

Stock issued to officer for services	250,000	2,500	48,889	—	51,389

Stock issued to directors and advisors for services	1,000,000	10,000	70,000	—	80,000

Stock issued to software development firm for services	200,000	2,000	20,000	—	22,000

Stock and warrants issued in exchange for cash	10,250,000	102,500	447,455	—	549,955

Net loss	—	—	—	(1,302,616)	(1,302,616)

Balance as of December 31, 2018	97,243,259	$972,433	$3,776,727	$(5,492,883)	$(743,723)

The accompanying notes are an integral part of these consolidated financial statements.

LevelBlox, Inc., formerly known as AlphaPoint Technology, Inc.

and Subsidiaries

Consolidated Statement of Cash Flows

	Year Ended
	December 31,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(1,302,616)	$(378,421)
Adjustment to reconcile net loss to net cash used in operations:
Stock-based expense	689,436	—
Changes in assets and liabilities:
Accounts payable and accrued expenses	248,944	212,589
Prepaid expenses and other current assets	—	5,489
Net Cash Used in Operating Activities	$(364,236)	$(160,343)

Cash Flows from Financing Activities:
Net (repayments to) proceeds from related parties	(40,538)	160,370
Proceeds from the issuance of common stock and warrants	549,955	—
Net Cash Provided by Financing Activities	$509,417	$160,370

Net change in cash	$145,181	$27

Cash at beginning of year	1,440	1,413

Cash at end of year	$146,621	$1,440

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

NON CASH FINANCING TRANSACTIONS

During 2018, the Company issued an aggregate total of 9.13 million shares of common stock to several consultants and advisors in exchange for services to be rendered over a period of time. The total value of these services yet to be rendered as of December 31, 2018 is $48,953, and is reflected as a prepaid expense in the accompanying consolidated balance sheets.

The accompanying notes are an integral part of these consolidated financial statements

LevelBlox, Inc. and Subsidiaries

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

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of (a) the consolidated financial position at December 31, 2018 and December 31, 2017 and (b) the consolidated statements of operations, and cash flows for the year ended December 31, 2018 and 2017 have been made.

Application of Critical Accounting Policies and Use of Estimates

The consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The application of GAAP requires management to make assumptions, judgments and estimates that affect our reported amounts of assets, liabilities, revenue and expenses, and the related disclosures regarding these items. We base the assumptions, judgments and estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial condition or results of operations will be affected. On a regular basis, we evaluate our assumptions, judgments and estimates.

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

At each balance sheet date, the Company performs an analysis of all instruments subject to fair value measurement.  The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. As of December 31, 2018 and 2017 the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Software Development Costs

The Company accounts for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, Research and Development and FASB 985-20, Costs of Computer Software to be Sold, Leased, or Marketed.

•

Costs incurred during the period of planning and design, prior to the period determining technological feasibility, for all software developed for use internal and external, has been charged to operations in the period incurred as research and development costs. Additionally, costs incurred after determination of readiness for market have been expensed as research and development.

•

The Company may capitalize costs incurred in the development of our proprietary software (computer software to be sold, leased or licensed) for the period after technological feasibility is determined and prior to our marketing and initial sales.

At December 31, 2018, no software development costs had been capitalized.

Research and Development

The Company expenses research and development costs when incurred.  Research and development costs include engineering, programmer costs and testing of product and outputs.  Indirect costs related to research and development are allocated based on percentage usage to the research and development.  The Company incurred $224,334 and $0 in research and development costs for the years ended December 31, 2018 and 2017, respectively, and are included in the loss from operations.

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

4.    Equity

On April 13, 2018, the Board of Directors approved a Board resolution to issue 250,000 shares of common stock to James Whelan, Chief Technology Officer, which is comprised of a signing bonus and compensation in lieu of salary from the start of his employment with the Company until the time of the equity financing that was completed in May 2018 (see discussion below).  The fair value of these shares was determined based on Mr. Whelan’s annual salary prorated over the service period covered by this non-cash compensation.  The resulting stock-based compensation expense was approximately $51,000.

On April 14, 2018 the Board of Directors approved a Board resolution to issue an aggregate total of 7,700,000 shares of common stock to American Capital Ventures and Leone Group, LLC (3,850,000 to each party) in exchange for consulting services related to capital raise efforts, legal and compliance guidance, and strategic business planning.  The service period covered in the respective consulting agreements ended in August 2018. The resulting expense of $539,000 is included in professional fees in the consolidated statement of operations.

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

On May 23, 2018, the Company received cash totaling $250,000 from one investor in exchange for an aggregate total of 4,950,000 shares of the Company’s common stock and warrants to purchase an aggregate total of 9,000,000 shares of the Company’s common stock.  As a condition of the closing, the Company issued an additional 1,100,000 shares of common stock to a non-profit organization named by the investor.  The warrants have a term of 3 years from the date of issuance and an exercise price of $0.10 per share.  The proceeds were allocated among the total number of shares issued (6,050,000) and the warrants based on their relative fair values.   The fair value of the shares was determined using the closing price of the Company’s common stock on the transaction date ($0.06 per share).  The fair value of the warrants was determined using the Black Scholes Merton option-pricing model, assuming stock price volatility of 174% and a risk-free interest rate of 2.67%.   Approximately $111,000 and $139,000 was allocated to the shares and the warrants, respectively.  As the warrants are classified as equity instruments, the resulting allocation is deemed a dividend on the shares issued and is reflected in additional paid-in capital in the consolidated balance sheet.

On June 15, 2018, the Company issued 500,000 shares of common stock to an Advisory Board Member for services to be rendered in the future.  The fair value of these shares was determined based on the closing stock price on that date ($0.11).  The resulting stock-based compensation totaled $55,000, of which $27,500 was expensed and included in professional fees in the consolidated statement of operations. The remaining balance of $27,500 is reflected in prepaid expenses and other current assets in the consolidated balance sheet and will be expensed over the remaining service period of nine months.

On July 5, 2018, the Company issued a total of 180,000 shares of common stock to two executive recruitment firms (90,000 shares to each party) in exchange for services valued at an aggregate amount of $36,000.  This amount is included in general and administrative expenses in the consolidated statement of operations.

On July 24, 2018 the Company issued 200,000 shares of common stock to a vendor as partial consideration for software development services.  The shares were valued at $0.11 per share for a total expense of $22,000, which is included in research and development costs in the consolidated statement of operations.

On July 25, 2018 the Company issued 250,000 shares of common stock to a new member of the Board of Directors.  The shares were valued at $0.06 per share for a total expense of $15,000, of which $6,534 is included in professional fees in the consolidated statement of operations. The remaining balance of $8,466 is included in prepaid expenses and other current assets in the consolidated balance sheet and will be expensed over the remaining service period of approximately seven months.

On August 20, 2018, the Company issued 250,000 shares of common stock to an Advisory Board Member for services to be rendered in the future.  The fair value of these shares was determined based on the closing stock price on that date ($0.04).  The resulting stock-based compensation totaled $10,000, of which $3,671 was expensed and included in professional fees in the consolidated statement of operations. The remaining balance of $6,329 is reflected in prepaid expenses and other current assets in the consolidated balance sheet and will be expensed over the remaining service period of approximately eight months.

On October 18, 2018, the Company issued 250,000 shares of common stock to an Advisory Board Member for services to be rendered in the future.  The fair value of these shares was determined based on the closing stock price on that date ($0.04).  The resulting stock-based compensation totaled $10,000, of which $3,342 was expensed and included in professional fees in the consolidated statement of operations. The remaining balance of $6,658 is reflected in prepaid expenses and other current assets in the consolidated balance sheet and will be expensed over the remaining service period of approximately seven months.

On November 20, 2018, the Company received cash totaling $199,955 from two investors in exchange for an aggregate total of 4,950,000 shares of the Company’s common stock and warrants to purchase an aggregate total of 4,500,000 shares of the Company’s common stock.  The warrants have a term of 3 years from the date of issuance and an exercise price of $0.07 per share.  The proceeds were allocated among the total number of shares issued and the warrants based on their relative fair values.   The fair value of the shares was determined using the closing price of the Company’s common stock on the transaction date ($0.05 per share).  The fair value of the warrants was determined using the Black Scholes Merton option-pricing model, assuming stock price volatility of 176% and a risk-free interest rate of 2.88%.  Approximately $108,000 and $92,000 was allocated to the shares and the warrants, respectively.  As the warrants are classified as equity instruments, the resulting allocation is deemed a dividend on the shares issued and is reflected in additional paid-in capital in the consolidated balance sheet.  The shares were not issued until January of 2019, and accordingly are not reflected as issued and outstanding at December 31, 2018.

5. Related Party Transactions

Advances from Shareholders

In support of the Company’s efforts and cash requirements, it has historically relied upon advances from related parties. At December 31, 2018 and December 31, 2017, advances from shareholders totaled $173,594 and $214,132, respectively.  These advances are non-interest bearing with no set repayment terms.

Additionally, at December 31, 2018 and December 31, 2017, the Company had accrued compensation payable to the Principal Executive Officer in the amount of $664,700 and $430,100, respectively.

6.    Income Taxes

The Company has not recognized any income tax expense or benefit for the years ended December 31, 2018 and 2017. The Company has a net operating loss (NOL) carryforward of approximately $3.1 million at December 31, 2018 ($2.3 million at December 31, 2017) which has been offset in its entirety by a valuation allowance due to the uncertainty of realization.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the carryforward period.

7.    Commitments

The Company entered into a month to month rental agreement for its office facilities in Sarasota Florida. The Company is currently making rent payments on a month-to-month basis. The rental agreement calls for monthly payments of rent of $1,881 plus the costs of utilities and maintenance to the facilities. Rent expense for the years ended December 31, 2018 and 2017 for the facility in Sarasota Florida was $37,000 and $25,000, respectively.

8.    Contingencies

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

9.    Subsequent events

Management has evaluated subsequent events that occurred through the date of this report that would have a material impact on our financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  The framework used by management in making that assessment was the criteria set forth in the document entitled ” Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2018, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended, due to a material weakness related to the lack of an audit committee.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages as of March 29, 2019 is as follows:

NAME AND ADDRESS	AGE	POSITION(S)

Gary Macleod 6114 Glen Abbey Lane Bradenton, FL 34202	55	Co-Founder/Chief Executive Officer and member of the Board of Directors and Director of STR Inc.

Moishe Gubin 5683 North Lincoln Avenue Chicago, IL 60659	41	Member of the Board of Directors

John Peter Satta 176 Stillwater Road Hardwick, NJ 07825	60	Co-Founder/Consultant and member of the Board of Directors

Kimberly March-Crew 991 Smithbridge Road Glen Mills, PA 19342	52	Member of the Board of Directors

Peter Breen 35 Amherst Drive Basking Ridge, NJ 07920	53	Member of the Board of Directors

Katya Fisher 77 Water Street, 8th Floor New York, NY 10005	35	Member of the Board of Directors

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Gary Macleod, Chief Executive Officer and Member of the Board of Directors

Since November 2008, Mr. Gary Macleod, the Chief Executive Officer and director of LevelBlox, Inc., has played a key leadership role in translating technical information and new technologies into compelling value propositions to drive customer endorsement and sell-through models for evolving IT Asset Management software solutions.  From August 2005 to January 2008, Mr. Macleod was the Chief Executive Officer and director of Non-Invasive Monitoring Systems, Inc. He was responsible for raising capital to ensure organizational survival, steering product introduction efforts, navigating FDA approval activities, filing comprehensive and required publicly-held organization financial reports, overseeing entire program lifecycle including 510K submission proceedings, identifying market demographics, developing long-term business plans, establishing a distributor base, strengthening stakeholder confidence, and restructuring the organization.

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

Katya Fisher, Esq. Member of the Board of Directors

Katya Fisher, Esq. focuses on representing international businesses and entrepreneurs with a specific focus on media and technologies such as blockchain, cybersecurity, cryptocurrency and A.I. Katya is a member of the board of directors of Levelblox (OTC:LVBX), a speaker, emcee, and co-organizer of various tech and blockchain events and conferences and is an Ambassador for Women’s Entrepreneurship Day. Katya is a member and former chair of the Young Friends of the Hermitage Museum Foundation.

A graduate of New York University and Benjamin N. Cardozo School of Law, Katya is a former Howard M. Squadron Fellow at the University of Oxford’s Programme in Comparative Media Law and Policy and has been selected to Super Lawyers as a “Rising Star” in Corporate Law in 2014, 2015, 2016, 2017 and 2018. She is licensed in the state of New York and before the U.S. Tax Court.

Katya has represented numerous high profile entrepreneurs and celebrities in U.S. immigration matters and in 2016 won a USCIS appeal, Matter of Y-S, on behalf of her client.

Moishe Gubin Member of the Board of Directors

Moishe Gubin, has served as a Director of Optimum Bank since March 2010. Mr. Gubin is Chief Executive Officer of Strawberry Fields REIT, a real estate holding company, which owns properties in multiple states, and owns many other businesses.

Mr. Gubin graduated from Touro Liberal Arts and Science College, in New York, New York, with a BS in Accounting and Information Systems and a Minor in Jewish Studies. Mr. Gubin is the founder of the Midwest Torah Center Inc., a non-profit spiritual outreach center. He also attended Yeshiva Bais Israel where he received a BA in Talmudic Literature. Mr. Gubin has been a licensed Certified Public Accountant in the State of New York since 2010.

OTHER DIRECTORSHIPS

Mr. Macleod served as a Board Member (Director) of Non-Invasive Monitoring Systems, Inc., a publicly traded Company, from November 2005 to January 2008. Mr. Macleod resigned from the Board in January 2008.

Moishe Gubin, has served as a Director of OptimumBank since March 2010 to present. Mr. Gubin is Chief Executive Officer of Strawberry Fields REIT, a real estate holding company, which owns properties in multiple states, and owns many other businesses.

No other LevelBlox, Inc. Board members have had any Board affiliations or have served as a director of a U.S. publicly traded company.

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

CONFLICTS OF INTEREST

Other than Mr. Gary Macleod, CEO and director, and the Company’s Chief Technology Officer, the management team is comprised of consultants, shareholders and directors that are not obligated to commit their full time and attention to our business and accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities that are engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to the corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and,

•	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

COMMITTEES OF THE BOARD OF DIRECTORS

Our directors have not established any committees, including an Audit Committee, a Compensation Committee, a Nominating Committee, or any committee performing a similar function. The functions of those committees are being undertaken by our directors. Because we have four independent directors (Ms. Kimberly March, Ms. Katya Fisher, Mr. Peter Breen and Mr. Moishe Gubin), our directors believe that the establishment of committees of the Board would not provide any benefits to our Company and could be considered more form than substance.

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

Our Board of Directors is comprised of Mr. Gary Macleod who is involved in the day to day operations, and Mr. John Satta who were integral to our formation, Moishe Gubin, Katya Fisher, Ms. Kimberly March-Crew and Peter Breen who are Independent. As with most small, early stage companies until such time our Company further develops our business, achieves a stronger revenue base and has sufficient working capital, the Company does not have any immediate prospects to attract additional independent directors. When the Company is able to expand our Board of Directors to include more independent directors, the Company intends to establish an Audit and Compensation Committees of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and the Company is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

We have four independent directors (Moishe Gubin, Katya Fisher, Ms. Kimberly March-Crew and Mr. Peter Breen) and the company has not voluntarily implemented various corporate governance measures, in the absence of which, stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer and financial officer for all services rendered in all capacities to us for the past two years.

							Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position		($)	($)	($)	($)	($)	($)	($)	($)

Gary Macleod	2018	$ 234,600	—	—	—	—	—	—	$ 234,600
CEO, Director	2017	$ 234,600	—	—	—	—	—	—	$ 234,600

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

Our directors have not adopted a stock option plan. We have no current plans to adopt a stock option plan, but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. We may develop an incentive based stock option plan for our officers and directors and may reserve up to 10% of our outstanding shares of common stock for that purpose.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our Officers and Directors and Consultants, individually and as a group, and the present owners of 5% or more of our total outstanding shares as of December 31, 2018. The stockholders listed below has direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class [3]	Name and Address of Beneficial Owner [1]	Number	Percent of Class [2]

Directors and Officers:
Common Stock	Gary Macleod, CEO, Director 6114 Glen Abbey Lane, Bradenton, FL 34202	17,177,528	17.68%
Common Stock	Moishe Gubin, Director 5683 North Lincoln Avenue Chicago, IL 60659	4,950,000	5.09%
Common Stock	John Satta, Director 176 Stillwater Road, Hardwick, NJ 07825	1,500,000	1.54%
Common Stock	Kimberly March-Crew, Director 991 Smithbridge Road, Glen Mills, PA 19342	250,000	0.25%
Common Stock	Peter Breen, Director 35 Amherst Drive, Basking Ridge, NJ 07920	1,000,000	1.28%
Common Stock	Katya Fisher, Director	250,000	0.25%
	77 Water Street, 8th Floor, New York, NY 10005

DIRECTORS AND OFFICERS AS A GROUP		25,127,528	26.09%

Greater than 5% Shareholders:
Common Stock	Marion LaSala 688 Pines Lake Drive, Wayne, NJ 07470	10,557,160	10.85%
Common Stock	Paul Avery 88 Mohican Road, Blairstown, NJ 07808	8,813,750	9.064%

__________

[1]

The person(s) named above may be deemed to be a “parent” and “promoter” of our Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Mr. Macleod is the only “promoter” of our Company.

[2]	Based on 97,243,259 shares issued and outstanding as of the date of this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Advances from Shareholders

We received advances from shareholders in the amount of $5,699 and $160,370 and made repayments of $46,237 and $0 for the years ended December 31, 2018 and 2017, respectively, to fund our operating needs.

The balances due at December 31, 2018 and 2017, respectively, from Gary Macleod, the majority shareholder; and from Marion LaSala, a beneficial shareholder are presented below. These obligations have not been formalized by promissory notes or other writing. Terms have not been defined; however, the Company recognizes the nature of the financing and is accruing interest at the lowest legal interest rate, the Applicable Federal Rate. There are no other relationships or related party transactions.

	December 31, 2018	December 31, 2017
Balance due to:
Gary Macleod	$89,333	$135,570
Marion LaSala	84,261	78,562
	$173,594	$214,132

Additionally, at December 31, 2018 and 2017, the Company had accrued compensation payable to Gary Macleod in the amount of $664,700 and $430,100, respectively.

DIRECTOR INDEPENDENCE

We currently have four independent directors (Ms. Kimberly Crew, Ms. Katya Fisher, Mr. Peter Breen and Mr. Moishe Gubin) and we do anticipate appointing additional directors in the foreseeable future.  If we engage further directors and officers, however, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We have been billed $40,300 and $17,000 in fees by our current principal accounting firm, Gregory, Sharer & Stuart, P.A. for audit and review services in connection with the Company’s 10-K and 10-Q filings in 2018 and 2017, respectively.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2018 and 2017 paid to our principal accounting firm.

Tax Fees

For the Company’s years ended December 31, 2018 and 2017, we were not billed for professional services rendered by our principal accounting firm for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the years ended December 31, 2018 and 2017.

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

LEVELBLOX, INC.

By	/s/ Gary Macleod	Date: March 29, 2019
Gary Macleod
Principle Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Gary Macleod	Date: March 29, 2019
Gary Macleod
Director

By	/s/ Moishe Gubin	Date: March 29, 2019
Moishe Gubin
Director

By	/s/ John Satta	Date: March 29, 2019
John Satta
Director

By	/s/ Kimberly Crew	Date: March 29, 2019
Kimberly Crew
Director

By	/s/ Peter Breen	Date: March 29, 2019
Peter Breen
Director

By	/s/ Katya Fisher	Date: March 29, 2019
Katya Fisher
Director