Form 10-Q
period 2019-03-31
LevelBlox, Inc.
filed 2019-05-20
CIK 1473654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(941) 907-8822

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	LVBX	OTCQB

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes   [_] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes   [_] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_] Yes   [X] No

As of May 10, 2019, the Company had 108,926,259 shares of Common Stock outstanding.

LevelBlox, Inc., formerly known as AlphaPoint Technology, Inc.

and Subsidiaries

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LevelBlox, Inc., formerly known as AlphaPoint Technology, Inc.

and Subsidiaries

Consolidated Balance Sheets

	March 31, 2019 (Unaudited)	December 31, 2018 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$35,750	$146,621
Prepaid and other current assets	33,436	48,953
Total current assets	69,186	195,574

Total assets	$69,186	$195,574

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$75,155	$59,755
Accrued expenses	769,316	705,948
Related party payables	142,551	173,594
Total current liabilities	987,022	939,297

Total liabilities	987,022	939,297

Commitments and contingencies (Notes 7 and 8)

Stockholders’ deficit:
Common stock, 500,000,000 shares authorized, $0.01 par value, 103,601,259 and 97,243,259 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1,036,013	972,433
Additional paid-in capital	3,750,647	3,776,727
Accumulated deficit	(5,704,496)	(5,492,883)
Total stockholders’ deficit	(917,836)	(743,723)
Total liabilities and stockholders’ deficit	$69,186	$195,574

The accompanying notes are an integral part of these consolidated financial statements.

LevelBlox, Inc., formerly known as AlphaPoint Technology, Inc.

and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

Revenue	$10,000	$—

Operating expenses:
Compensation	63,368	63,368
Professional fees	110,471	14,846
General and administrative	47,774	6,708
Total operating expenses	221,613	84,922

Loss from operations	(211,613)	(84,922)

Net loss	$(211,613)	$(84,922)

Earnings (loss) per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding basic and dilutive	101,509,059	77,413,259

The accompanying notes are an integral part of these consolidated financial statements.

LevelBlox, Inc., formerly known as AlphaPoint Technology, Inc.

and Subsidiaries

Consolidated Statement of Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional		Total
		Par Value	Paid-in	Accumulated	Stockholders’
	Shares	$0.01	Capital	Deficit	Deficit

Balance as of December 31, 2018	97,243,259	$972,433	$3,776,727	$(5,492,883)	$(743,723)

Stock and warrants issued (proceeds received in prior year)	4,950,000	49,500	(49,500)	—	—

Stock and warrants issued in exchange for cash	1,408,000	14,080	15,920	—	30,000

Stock issued to officer for services	—	—	7,500	—	7,500

Net loss	—	—	—	(211,613)	(211,613)

Balance as of March 31, 2019	103,601,259	$1,036,013	$3,750,647	$(5,704,496)	$(917,836)

The accompanying notes are an integral part of these consolidated financial statements

LevelBlox, Inc., formerly known as AlphaPoint Technology, Inc.

and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(211,613)	$(84,922)
Adjustment to reconcile net loss to net cash used in operations:
Stock-based expense	23,017	—
Changes in assets and liabilities:
Accounts payable and accrued expenses	78,768	40,887
Net cash used in operating activities	(109,828)	(44,035)

Cash flows from financing activities:
Advances from (repayments to) related parties	(31,043)	44,243
Proceeds from the issuance of common stock and warrants	30,000	—
Net cash provided by (used in) financing activities	(1,043)	44,243

Net change in cash	(110,871)	208

Cash and cash equivalents at beginning of period	146,621	1,440

Cash and cash equivalents at end of period	$35,750	$1,648

Supplemental disclosures of cash flow information:

Cash paid for interest	$—	$—
Cash paid for taxes	—	—

NON CASH FINANCING TRANSACTIONS

During 2018, the Company issued an aggregate total of 9.13 million shares of common stock to several consultants and advisors in exchange for services to be rendered over a period of time. The total value of these services yet to be rendered as of March 31, 2019 is $26,573, and is reflected as a prepaid expense in the accompanying consolidated balance sheets.

On November 20, 2018, the Company received cash totaling $199,955 from two investors in exchange for an aggregate total of 4,950,000 shares of the Company’s common stock and warrants to purchase an aggregate total of 4,500,000 shares of the Company’s common stock.  The shares were issued in January of 2019, and accordingly are included in shares issued and outstanding at March 31, 2019. The resulting impact in equity was a reclassification of the par value of the shares issued from additional paid-in capital to common stock at par.

On April 1, 2019, the Company issued 250,000 shares of common stock to an advisor in exchange for services to be rendered over a period of time.  The service period began on March 1, 2019. The total value of these services yet to be rendered as of March 31, 2019 is $6,863, and is reflected as a prepaid expense in the accompanying consolidated balance sheets.

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

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of (a) the consolidated financial position at March 31, 2019 and December 31, 2018 and (b) the consolidated statements of operations, stockholders’ deficit, and cash flows for the three months ended March 31, 2019 and 2018 have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted. The accompanying statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the year ended December 31, 2018.

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

We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, stock-based expenses and income taxes have the greatest potential impact on our consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates. Historically, our assumptions, judgments and estimates in accordance with our critical accounting policies have not materially differed from actual results.

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

At each balance sheet date, the Company performs an analysis of all instruments subject to fair value measurement.  The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. As of March 31, 2019, and December 31, 2018 the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

At March 31, 2019, no software development costs had been capitalized.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases”.  This standard requires the lessee to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability.  Public business entities will be required to adopt this standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted upon issuance of this standard.  The new leasing standard requires modified retrospective transition, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption.  A lessee may make an accounting policy election to forgo applying the guidance in ASC 842 to short-term leases. A short -term lease has a term of 12 or fewer months at commencement  and does not have a purchase option that the lessee is reasonably certain to exercise. If a lessee makes this accounting policy election, no transition adjustment is required for short-term leases because short-term leases under ASC 842 are accounted for in the same manner as under legacy GAAP. Given that the Company’s only lease is a month-to-month arrangement, the Company has made the accounting policy election to forgo the application of this standard.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” that supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Additionally, the guidance requires disaggregated disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized. The amendments were adopted by the Company on January 1, 2018. Transition to the new guidance may be done using either a full or modified retrospective method. The Company had no revenues during 2018, and has had only one customer contract during the first quarter of 2019. Accordingly, there is no impact to be recognized as of the adoption date. In addition, we estimate that the impact of recognizing revenue related to the 2019 customer contract under the provisions of this standard do not yield a materially different result than if we had applied the previous revenue recognition guidance.

Our revenue is currently derived from the development and installation of software and associated software maintenance and consulting services. Revenue is recognized when a contract exists between us and a customer and upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Revenue is recognized net any taxes collected from customers, which are subsequently remitted to governmental authorities.

4. Revenue

The Company executed one contract with a customer in January, 2019 for a fixed consideration amount of $120,000. This contract entails development and installation of software to be delivered as a perpetual license, and associated software maintenance, and consulting services. Determining whether the software license and the development, installation, support and consulting services are distinct from each other, and therefore performance obligations to be accounted for separately, or not distinct from each other, and therefore part of a single performance obligation, requires significant judgment. We have concluded that the development of the license, maintenance, and services are not capable of being distinct and thus represent a single performance obligation.

Furthermore, we recognize revenue over time, given that our performance creates an asset with no alternative use for which we are entitled to payment for performance completed to date. Accordingly, we have not recorded any reserves against potential reversals of revenue.

Standalone selling price is established by maximizing the amount of observable inputs, and includes consideration of factors such as go-to-market model and geography. Where standalone selling price may not be directly observable, we maximize the use of observable inputs by using information that may include reviewing pricing practices, performance obligations with similar customers and selling models.

In the event that customer terminates a contract prior to the completion of the development of the software, the customer has no rights to utilize the software to the extent developed. In addition, the Company retains all fees paid to date. Also, the contract provides a one-year warranty against defects in workmanship and materials, in the case of which, we will promptly remedy such defects at no additional expense to the customer.

At March 31, 2019, there were no contract balances, as all performance to date had been invoiced and paid. Revenue totaled $10,000 under the contract, which represents the value of performance completed to date for which the Company was entitled to payment. The value of the remaining performance obligation at March 31, 2019 was $110,000 which will be recognized over the remaining term ending in January, 2020.

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

Litigation

From time to time the Company may become a party to litigation matters involving claims against the Company. Current regulations and reporting requirements require the Company to disclose any legal proceedings that are ongoing and could have a material impact on the financial statements for the quarter ended March 31, 2019. We know of no active or pending legal proceedings against us, nor are we involved as a plaintiff in any active or pending legal proceedings that are material. There are no proceedings in which any of our directors, sole officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

6. Equity

On November 20, 2018, the Company received cash totaling $199,955 from two investors in exchange for an aggregate total of 4,950,000 shares of the Company’s common stock and warrants to purchase an aggregate total of 4,500,000 shares of the Company’s common stock.  The warrants have a term of 3 years from the date of issuance and an exercise price of $0.07 per share.  The proceeds were allocated among the total number of shares issued and the warrants based on their relative fair values.   The fair value of the shares was determined using the closing price of the Company’s common stock on the transaction date ($0.05 per share).  The fair value of the warrants was determined using the Black Scholes Merton option-pricing model, assuming stock price volatility of 176% and a risk-free interest rate of 2.88%.  Approximately $108,000 and $92,000 was allocated to the shares and the warrants, respectively.  As the warrants are classified as equity instruments, the resulting allocation is deemed a dividend on the shares issued and is reflected in additional paid-in capital in the consolidated balance sheet.  The shares were issued in January of 2019, and accordingly are included in shares issued and outstanding at March 31, 2019.

On March 4, 2019, the Company entered into a consulting agreement with an Advisory Board Member for services to be rendered in from March 1, 2019 to March 1, 2020 in exchange for 250,000 shares of common stock.  The fair value of these shares was determined based on the closing stock price on that date ($0.03).  The resulting stock-based compensation totaled $7,500, of which $637 was expensed and included in professional fees in the consolidated statement of operations. The remaining balance of $6,863 is reflected in prepaid expenses and other current assets in the consolidated balance sheet and will be expensed over the remaining service period of 11 months.  As the shares were issued on April 1, 2019, they are not reflected as issued and outstanding at March 31, 2019.

On March 22, 2019, the Company received cash totaling $30,000 from one investor in exchange for 1,408,000 shares of the Company’s common stock and warrants to purchase an additional 704,000 shares of the Company’s common stock.  The warrants have a term of 3 years from the date of issuance and an exercise price of $0.07 per share.  The proceeds were allocated among the total number of shares issued (2,112,000) and the warrants based on their relative fair values.   The fair value of the shares was determined using the closing price of the Company’s common stock on the transaction date ($0.05 per share).  The fair value of the warrants was determined using the Black Scholes Merton option-pricing model, assuming stock price volatility of 166.39% and a risk-free interest rate of 2.24%.  Approximately $20,000 and $10,000 was allocated to the shares and the warrants, respectively.  As the warrants are classified as equity instruments, the resulting allocation is deemed a dividend on the shares issued and is reflected in additional paid-in capital in the consolidated balance sheet.

7. Related Party Transactions

Advances from Shareholders

In support of the Company’s efforts and cash requirements, it has historically relied upon advances from related parties. At March 31, 2019 and December 31, 2018, advances from shareholders totaled $142,551 and $173,594, respectively.  These advances are non-interest bearing with no set repayment terms.

Additionally, at March 31, 2019 and December 31, 2018, the Company had accrued compensation payable to the Principal Executive Officer in the amount of $723,350 and $664,700, respectively.

8. Subsequent Events

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

RESULTS OF OPERATIONS

Three months ended March 31, 2019 and 2018

Our consolidated revenues were $10,000 and $0 for the three months ended March 31, 2019 and 2018, respectively.  Revenue recorded during the first quarter of 2019 relates to a new customer contract.

Operating expenses were $221,613 and $84,922 for the three months ended March 31, 2019 and 2018, respectively.  The increase in year over year expenses resulted mainly from the Company’s efforts in business and software development operations.

Net losses incurred in the periods presented have been primarily due to operating costs.  The Company incurred net losses of $211,613 and $84,922 for the three months ended March 31, 2019 and 2018, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the consolidated financial statements, at March 31, 2019, we had a deficit in working capital, an accumulated deficit and a net loss.

At March 31, 2019, the Company had current assets of approximately $69,186 and current liabilities of approximately $987,022, resulting in a working capital deficit of approximately $917,836.

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

Consequently, there is doubt about the Company’s ability to continue to operate as a going concern. As reflected in the consolidated financial statements we have an accumulated deficit from inception of $5,704,496 as of March 31, 2019 and have a loss from operations of $211,613 and $84,922 for the three months ended March 31, 2019 and March 31, 2018, respectively. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and execution of its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three months ended March 31, 2019, we reassessed our critical accounting policies and estimates as disclosed in our 2018 Form 10-K; however, we have made no material changes or additions with regard to those policies and estimates.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of March 31, 2019, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended, due to material weaknesses stemming from the factors listed below.

•	The Board of Directors does not currently have an audit committee.

•

During 2019, the Company entered into a contract to develop software for a customer. Management did not fully evaluate this contract in order to determine the impact of ASC 606, “Revenue from Contracts with Customers”, which was adopted January 1, 2018.  Given the nature of the accounts affected by this standard and their potentially material impact on the financial statements, we have determined that the lack of timely review is a control deficiency that arises to the level of material weakness.

In response to these material weaknesses, Management intends to give consideration to adopting a more rigorous corporate governance, including the formation of an audit committee in the future. In addition, Management intends to develop a more formal process to evaluate customer contracts as sales of goods and services continue to evolve.

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

DATED: May 20, 2019