Form 10-Q
period 2019-06-30
LevelBlox, Inc.
filed 2019-10-01
CIK 1473654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of June 30, 2019, the Company had 103,851,259 shares of Common Stock outstanding.

LevelBlox, Inc., formerly known as AlphaPoint Technology, Inc.

and Subsidiaries

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LevelBlox, Inc., formerly known as AlphaPoint Technology, Inc.

and Subsidiaries

Consolidated Balance Sheets

	June 30, 2019 (Unaudited)	December 31, 2018 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$770	$146,621
Receivable, net	10,000	—
Prepaid and other current assets	9,090	48,593
Total current assets	19,860	195,574

Total assets	$19,860	$195,574

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$101,347	$59,755
Accrued expenses	832,453	705,948
Related party payables	137,553	173,594
Total current liabilities	1,071,353	939,297

Total liabilities	1,071,353	939,297

Commitments and contingencies (Note 5)

Stockholders’ deficit:
Common stock, 500,000,000 shares authorized, $0.01 par value, 103,851,259 issued and outstanding at June 30, 2019 and 97,243,259 as of December 31, 2018	1,038,513	972,433
Additional paid-in capital	3,748,147	3,776,727
Accumulated deficit	(5,838,153)	(5,492,883)
Total stockholders’ deficit	(1,051,493)	(743,723)
Total liabilities and stockholders’ deficit	$19,860	$195,574

The accompanying notes are an integral part of these consolidated financial statements.

LevelBlox, Inc., formerly known as AlphaPoint Technology, Inc.

and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue	$30,000	$—	$40,000	$—

Operating expenses:
Compensation	63,136	63,136	126,504	126,504
Professional fees	90,911	418,326	201,382	433,172
General and administrative	9,610	33,714	57,384	40,423
Stock-based compensation	—	51,389	—	51,389
Total operating expenses	163,657	566,565	385,270	651,487

Loss from operations	(133,657)	(566,565)	(345,270)	(651,487)

Net loss	$(133,657)	$(566,565)	$(345,270)	$(651,487)

Earnings (loss) per share, basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares outstanding primary and dilutive	103,851,259	90,464,359	102,685,249	85,528,452

The accompanying notes are an integral part of these consolidated financial statements.

LevelBlox, Inc., formerly known as AlphaPoint Technology, Inc.

and Subsidiaries

Consolidated Statement of Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional		Total
		Par Value	Paid-in	Accumulated	Stockholders’
	Shares	$0.01	Capital	Deficit	Deficit

Balance as of December 31, 2018	97,243,259	$972,433	$3,776,727	$(5,492,883)	$(743,723)

Stock and warrants issued (proceeds received in prior year)	4,950,000	49,500	(49,500)	—	—

Stock and warrants issued in exchange for cash	1,408,000	14,080	15,920	—	30,000

Stock issued to advisor for services	250,000	2,500	5,000	—	7,500

Net loss	—	—	—	(345,270)	(314,674)

Balance as of June 30, 2019	103,851,259	$1,038,513	$3,748,147	$(5,838,153)	$(1,051,493)

The accompanying notes are an integral part of these consolidated financial statements

LevelBlox, Inc., formerly known as AlphaPoint Technology, Inc.

and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2019
	2019	2018

Cash flows from operating activities:
Net loss	$(345,270)	$(651,487)
Adjustment to reconcile net loss to net cash used in operations:
Stock-based expense	47,363	414,505
Changes in assets and liabilities:
Accounts receivable, net	(10,000)	—
Prepaid and other current assets	—	—
Accounts payable and accrued expenses	168,097	122,260
Net cash used in operating activities	(139,810)	(114,722)

Cash flows from financing activities:
Advances from (repayments to) related parties	(36,041)	2,842
Proceeds from the issuance of common stock and warrants	30,000	350,000
Net cash provided by (used in) financing activities	(6,041)	352,842

Net change in cash	(165,851)	238,120

Cash and cash equivalents at beginning of period	146,621	1,440

Cash and cash equivalents at end of period	$770	$239,560

Supplemental disclosures of cash flow information:

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

NON CASH FINANCING TRANSACTIONS

During 2018, the Company issued an aggregate total of 9.13 million shares of common stock to several consultants and advisors in exchange for services to be rendered over a period of time. The total value of these services yet to be rendered as of June 30, 2019 is $4,097, and is reflected as a prepaid expense in the accompanying consolidated balance sheets.

On November 20, 2018, the Company received cash totaling $199,955 from two investors in exchange for an aggregate total of 4,950,000 shares of the Company’s common stock and warrants to purchase an aggregate total of 4,500,000 shares of the Company’s common stock.  The shares were issued in January of 2019, and accordingly are included in shares issued and outstanding at June 30, 2019. The resulting impact in equity was a reclassification of the par value of the shares issued from additional paid-in capital to common stock at par.

On April 1, 2019, the Company issued 250,000 shares of common stock to an advisor in exchange for services to be rendered over a period of time.  The service period began on March 1, 2019. The total value of these services yet to be rendered as of June 30, 2019 is $4,993, and is reflected as a prepaid expense in the accompanying consolidated balance sheets.

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

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of (a) the consolidated balance sheet at June 30, 2019 and December 31, 2018 and (b) the consolidated statements of operations, stockholders’ deficit, and cash flows for the six months ended June 30, 2019 and 2018 have been made.

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

At each balance sheet date, the Company performs an analysis of all instruments subject to fair value measurement.  The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. As of June 30, 2019, and December 31, 2018 the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

At June 30, 2019, no software development costs had been capitalized.

Research and Development

The Company expenses research and development costs when incurred.  Research and development costs include engineering, programmer costs and testing of product and outputs.  Indirect costs related to research and development are allocated based on percentage usage to the research and development.

Income taxes

The Company accounts for income taxes under the liability method.  Deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.  A valuation allowance may be applied against the net deferred tax due to the uncertainty of its ultimate realization.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” that supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Additionally, the guidance requires disaggregated disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized. The amendments were adopted by the Company on January 1, 2018. Transition to the new guidance may be done using either a full or modified retrospective method. The Company had no revenues during 2018, and has had only one customer contract during the first six months of 2019. Accordingly, there is no impact to be recognized as of the adoption date. In addition, we estimate that the impact of recognizing revenue related to the 2019 customer contract under the provisions of this standard do not yield a materially different result than if we had applied the previous revenue recognition guidance.

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

4. Revenue

The Company executed one contract with a customer in January 2019 for a fixed consideration amount of $120,000. This contract entails development and installation of software to be delivered as a perpetual license, and associated software maintenance, and consulting services. Determining whether the software license and the development, installation, support and consulting services are distinct from each other, and therefore performance obligations to be accounted for separately, or not distinct from each other, and therefore part of a single performance obligation, requires significant judgment. We have concluded that the development of the license, maintenance, and services are not capable of being distinct and thus represent a single performance obligation.

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

At June 30, 2019, there were no contract assets or liabilities reported, as all performance obligations to date had been satisfied and no consideration was transferred before the obligation was satisfied. Revenue totaled $40,000 under the contract, which represents the value of performance completed to date for which the Company was entitled to payment. Of the revenue recognized, the Company has reported a receivable of $10,000 related to payment not received on the performance satisfied. The value of the remaining performance obligation at June 30, 2019 was $80,000 which will be recognized over the remaining term ending in January, 2020.

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

Litigation

From time to time the Company may become a party to litigation matters involving claims against the Company. Current regulations and reporting requirements require the Company to disclose any legal proceedings that are ongoing and could have a material impact on the financial statements for the quarter ended June 30, 2019. We know of no active or pending legal proceedings against us, nor are we involved as a plaintiff in any active or pending legal proceedings that are material. There are no proceedings in which any of our directors, sole officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

6. Equity

On November 20, 2018, the Company received cash totaling $199,955 from two investors in exchange for an aggregate total of 4,950,000 shares of the Company’s common stock and warrants to purchase an aggregate total of 4,500,000 shares of the Company’s common stock.  The warrants have a term of 3 years from the date of issuance and an exercise price of $0.07 per share.  The proceeds were allocated among the total number of shares issued and the warrants based on their relative fair values.   The fair value of the shares was determined using the closing price of the Company’s common stock on the transaction date ($0.05 per share).  The fair value of the warrants was determined using the Black Scholes Merton option-pricing model, assuming stock price volatility of 176% and a risk-free interest rate of 2.88%.  Approximately $108,000 and $92,000 was allocated to the shares and the warrants, respectively.  As the warrants are classified as equity instruments, the resulting allocation is deemed a dividend on the shares issued and is reflected in additional paid-in capital in the consolidated balance sheet.  The shares were issued in January of 2019, and accordingly are included in shares issued and outstanding at June 30, 2019.

On March 4, 2019, the Company entered into a consulting agreement with an Advisory Board Member for services to be rendered in from March 1, 2019 to March 1, 2020 in exchange for 250,000 shares of common stock.  The fair value of these shares was determined based on the closing stock price on that date ($0.03).  The resulting stock-based compensation totaled $7,500, of which $2,507 was expensed and included in professional fees in the consolidated statement of operations. The remaining balance of $4,993 is reflected in prepaid expenses and other current assets in the consolidated balance sheet and will be expensed over the remaining service period of 8 months.

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

7. Related Party Transactions

Advances from Shareholders

In support of the Company’s efforts and cash requirements, it has historically relied upon advances from related parties. At June 30, 2019 and December 31, 2018, advances from shareholders totaled $137,553 and $173,594, respectively.  These advances are non-interest bearing with no set repayment terms.

Additionally, at June 30, 2019 and December 31, 2018, the Company had accrued compensation payable to the Principal Executive Officer in the amount of $782,000 and $723,350, respectively.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2019 and 2018

Our consolidated revenues were $30,000 and $0 for the three months ended June 30, 2019 and 2018, respectively.  Revenue recorded during the second quarter of 2019 relates to an ongoing customer contract.

Operating expenses were $163,657 and $566,565 for the three months ended June 30, 2019 and 2018, respectively.  The decrease in year over year expenses resulted mainly from a reduction in professional fees incurred by the Company. During 2018, the Company incurred significant professional fees in the Company’s efforts to see executive talent and business advisors to assist in developing new business strategies.

Net losses incurred in the periods presented have been primarily due to operating costs.  The Company incurred net losses of $133,657 and $566,565 for the three months ended June 30, 2019 and 2018, respectively.

Six months ended June 30, 2019 and 2018

Our consolidated revenues were $640,000 and $0 for the six months ended June 30, 2019 and 2018, respectively.  Revenue recorded during the second quarter of 2019 relates to an ongoing customer contract.

Operating expenses were $385,270 and $651,487 for the six months ended June 30, 2019 and 2018, respectively.  The decrease in year over year expenses resulted mainly from a reduction in professional fees incurred by the Company. During 2018, the Company incurred significant professional fees in the Company’s efforts to see executive talent and business advisors to assist in developing new business strategies.

Net losses incurred in the periods presented have been primarily due to operating costs.  The Company incurred net losses of $345,270 and $651,487 for the six months ended June 30, 2019 and 2018, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the consolidated financial statements, at June 30, 2019, we had a deficit in working capital, an accumulated deficit and a net loss.

At June 30, 2019, the Company had current assets of approximately $19,860 and current liabilities of approximately $1,071,353, resulting in a working capital deficit of approximately $1,051,493.

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

Consequently, there is doubt about the Company’s ability to continue to operate as a going concern. As reflected in the consolidated financial statements we have an accumulated deficit from inception of $5,838,153 as of June 30, 2019 and have a loss from operations of $345,270 and $651,487 for the six months ended June 30, 2019 and June 30, 2018, respectively. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and execution of its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the six months ended June 30, 2019, we reassessed our critical accounting policies and estimates as disclosed in our 2018 Form 10-K; however, we have made no material changes or additions with regard to those policies and estimates.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of June 30, 2019, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended, due to material weaknesses stemming from the factors listed below.

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

DATED: September 30, 2019