Form 10-Q/A
period 2019-06-30
LevelBlox, Inc.
filed 2019-10-04
CIK 1473654

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

As of June 30, 2019, the Company had 103,851,259 shares of Common Stock outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from our Form 10-Q for the quarterly period ended June 30, 2019, filed with the Securities and Exchange Commission on October 1, 2019.

Additionally, we corrected two typographical errors as follows:

1) On page 2, Consolidated Balance Sheets, for the line item labeled “Prepaid and other current assets”, under the column heading “December 31, 2018 (Audited)”, we corrected the value from 48,593 to 48,953.

2) On page 5, Consolidated Statement of Cash Flows, for the line item labeled “Net change in cash”, under the column heading “2019”, we corrected the value from (165,851) to (145,851).

LevelBlox, Inc., formerly known as AlphaPoint Technology, Inc.

and Subsidiaries

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LevelBlox, Inc., formerly known as AlphaPoint Technology, Inc.

and Subsidiaries

Consolidated Balance Sheets

	June 30, 2019 (Unaudited)	December 31, 2018 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$770	$146,621
Receivable, net	10,000	—
Prepaid and other current assets	9,090	48,953
Total current assets	19,860	195,574

Total assets	$19,860	$195,574

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$101,347	$59,755
Accrued expenses	832,453	705,948
Related party payables	137,553	173,594
Total current liabilities	1,071,353	939,297

Total liabilities	1,071,353	939,297

Commitments and contingencies (Note 5)

Stockholders’ deficit:
Common stock, 500,000,000 shares authorized, $0.01 par value, 103,851,259 issued and outstanding at June 30, 2019 and 97,243,259 as of December 31, 2018	1,038,513	972,433
Additional paid-in capital	3,748,147	3,776,727
Accumulated deficit	(5,838,153)	(5,492,883)
Total stockholders’ deficit	(1,051,493)	(743,723)
Total liabilities and stockholders’ deficit	$19,860	$195,574

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

The accompanying notes are an integral part of these consolidated financial statements

LevelBlox, Inc., formerly known as AlphaPoint Technology, Inc.

and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2019
	2019	2018

Cash flows from operating activities:
Net loss	$(345,270)	$(651,487)
Adjustment to reconcile net loss to net cash used in operations:
Stock-based expense	47,363	414,505
Changes in assets and liabilities:
Accounts receivable, net	(10,000)	—
Prepaid and other current assets	—	—
Accounts payable and accrued expenses	168,097	122,260
Net cash used in operating activities	(139,810)	(114,722)

Cash flows from financing activities:
Advances from (repayments to) related parties	(36,041)	2,842
Proceeds from the issuance of common stock and warrants	30,000	350,000
Net cash provided by (used in) financing activities	(6,041)	352,842

Net change in cash	(145,851)	238,120

Cash and cash equivalents at beginning of period	146,621	1,440

Cash and cash equivalents at end of period	$770	$239,560

Supplemental disclosures of cash flow information:

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

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

DATED: October 3, 2019